Form 10-Q
period 2014-06-30
Foresight Energy LP
filed 2014-08-13
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 333-179304

Foresight Energy LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0778894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 North Broadway, Suite 2600, Saint Louis, MO	63102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (314) 932-6160

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

*The registrant became subject to such requirements on June 18, 2014, and it has filed all reports required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2014, the registrant had 64,811,395 common units and 64,738,895 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2014	2013
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$23,606	$23,284
Accounts receivable	65,234	58,987
Due from affiliates	454	368
Inventories	91,907	71,290
Prepaid expenses	5,053	3,028
Prepaid royalties	8,090	6,330
Deferred longwall costs	18,775	14,265
Coal derivative assets	13,360	1,976
Other current assets	5,072	6,568
Total current assets	231,551	186,096
Property, plant, equipment and development, net	1,442,866	1,414,074
Prepaid royalties	71,409	73,242
Coal derivative assets	7,936	912
Other assets	30,093	35,847
Total assets	$1,783,855	$1,710,171
Liabilities and partners’ capital (deficit)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$34,284	$70,034
Accrued interest	30,007	27,645
Accounts payable	61,247	50,155
Accrued expenses and other current liabilities	34,968	37,515
Due to affiliates	13,378	9,572
Total current liabilities	173,884	194,921
Long-term debt and capital lease obligations	1,281,560	1,449,179
Sale-leaseback financing arrangements	193,434	193,434
Asset retirement obligations	21,180	20,416
Other long-term liabilities	4,230	337
Total liabilities	1,674,288	1,858,287
Limited partners' capital (deficit):
Common unitholders (62,186 units outstanding as of June 30, 2014)	224,505	—
Subordinated unitholders (64,739 units outstanding as of June 30, 2014)	(123,764)	—
Total limited partners' capital	100,741	—
Predecessor members' deficit	—	(157,356)
Noncontrolling interests	8,826	9,240
Total partners' capital (deficit)	109,567	(148,116)
Total liabilities and partners' capital (deficit)	$1,783,855	$1,710,171

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands, Except per Unit Data)
Coal sales	$266,677	$215,930	$509,400	$448,523
Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	106,581	78,601	199,529	158,449
Cost of coal purchased	527	2,163	732	2,163
Transportation	49,733	46,033	109,169	95,648
Depreciation, depletion and amortization	40,692	37,228	75,950	74,427
Accretion on asset retirement obligations	405	382	810	763
Selling, general and administrative	11,195	9,211	20,233	18,217
Gain on coal derivatives	(7,028)	(228)	(22,429)	(680)
Other operating (income) loss, net	(1,602)	613	(2,287)	188
Operating income	66,174	41,927	127,693	99,348
Other expense:
Loss on early extinguishment of debt	4,979	—	4,979	—
Interest expense, net	30,350	27,760	59,954	55,961
Net income	30,845	14,167	62,760	43,387
Less: net income attributable to noncontrolling interests	1,370	131	1,983	206
Net income attributable to controlling interests	$29,475	$14,036	$60,777	$43,181
Less: predecessor net income attributable to controlling interests prior to initial public offering	33,706		65,008
Net loss subsequent to initial public offering attributable to limited partner units (June 23, 2014 through June 30, 2014)	$(4,231)		$(4,231)

Net loss subsequent to initial public offering available to limited partner units - basic and diluted:
Common units	$(2,073)		$(2,073)
Subordinated units	$(2,158)		$(2,158)

Net loss subsequent to initial public offering per limited partner unit - basic and diluted:
Common units	$(0.03)		$(0.03)
Subordinated units	$(0.03)		$(0.03)

Weighted average common units outstanding - basic and diluted:
Common units	64,811		64,811
Subordinated units	64,739		64,739

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit)

	Limited Partners		Predecessor
	Common	Subordinated	Members'	Noncontrolling	Total Partners'
	Unitholders	Unitholders	Deficit	Interests	Capital
	(In Thousands)
Balance at January 1, 2014	$—	$—	$(157,356)	$9,240	$(148,116)
Net income prior to initial public offering	—	—	65,008	1,781	66,789
Non-cash distributions	—	—	(12,187)	—	(12,187)
Contribution of net assets to Foresight Energy LP	(51,354)	(53,524)	104,878	—	—
Issuance of common units, net of offering costs	322,670	—	—	—	322,670
Cash distributions	(46,918)	(68,082)	(343)	(2,397)	(117,740)
Net loss subsequent to initial public offering	(2,073)	(2,158)	—	202	(4,029)
Equity-based compensation	2,180	—	—	—	2,180
Balance at June 30, 2014	$224,505	$(123,764)	$—	$8,826	$109,567

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2014	2013
	(In Thousands)
Cash flows from operating activities
Net income	$62,760	$43,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	75,950	74,427
Non-cash equity-based compensation	2,180	—
Amortization of debt issuance costs and debt premium/discount	3,732	3,707
Unrealized gain on coal derivatives	(17,710)	(228)
Deferred revenue recognized	—	(10,089)
Non-cash loss on early extinguishment of debt	4,681	—
Other	1,961	1,582
Changes in operating assets and liabilities:
Accounts receivable	(6,247)	17,398
Due from/to affiliates, net	3,737	(253)
Inventories	(15,393)	(22,987)
Prepaid expenses and other current assets	(5,039)	(8,914)
Prepaid royalties	73	(995)
Coal derivative assets and liabilities	(868)	306
Accounts payable	10,938	(3,183)
Accrued interest	2,362	1,590
Accrued expenses and other current liabilities	826	11,097
Deferred revenue	—	23,460
Other	(470)	(1,092)
Net cash provided by operating activities	123,473	129,213
Cash flows from investing activities
Investment in property, plant, equipment and development	(118,398)	(77,420)
Acquisition of an affiliate	(3,822)	—
Proceeds from sale of equipment	40	393
Settlement of coal derivatives	—	986
Net cash used in investing activities	(122,180)	(76,041)
Cash flows from financing activities
Net increase in borrowings under revolving credit facility	54,000	10,000
Proceeds from other long-term debt	29,719	—
Payments on other long-term debt and capital lease obligations	(289,467)	(16,909)
Distributions paid	(117,740)	(35,197)
Proceeds from issuance of common units (net of underwriters' discount)	329,875	—
Initial public offering costs paid (other than underwriters' discount)	(7,061)	—
Debt issuance costs paid	(297)	—
Net cash used in financing activities	(971)	(42,106)
Net increase in cash and cash equivalents	322	11,066
Cash and cash equivalents, beginning of period	23,284	27,888
Cash and cash equivalents, end of period	$23,606	$38,954

Supplemental information:
Interest paid, net of amounts capitalized	$53,863	$50,656
Supplemental disclosures of non-cash financing activities:
Non-cash distributions	$12,187	$—

See accompanying notes.

Foresight Energy LP

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Nature of Business and Basis of Presentation

As used in this report, the terms “Foresight Energy LP,” “FELP,” the “Partnership,” “we,” “us” or like terms, refer to Foresight Energy LP and our consolidated subsidiaries and affiliates. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of Foresight Energy LLC (“FELLC”), our predecessor for accounting purposes (the “Predecessor”), and variable interest entities (“VIEs”) for which FELLC or its subsidiaries are the primary beneficiary, for all periods presented through June 30, 2014. The consolidated financial results for the three and six months ended June 30, 2014 also include the results of operations of the Partnership for the period beginning June 23, 2014, the date of the contribution of the Predecessor’s net assets to the Partnership.

FELLC, a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal mined in the Illinois Basin. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and the chief executive officer of FELLC (“a member of management”) owned 0.667%. In January 2012, Foresight Energy LP (“FELP”) (formerly named Foresight Energy Limited Partners LP), a Delaware limited partnership, and Foresight Energy GP LLC (“general partner”), a Delaware limited liability company, were formed. FELP was formed to own FELLC and Foresight Energy GP LLC was formed to be the general partner of FELP. Prior to June 23, 2014, FELP had no operating or cash flow activity and no recorded net assets.

On June 23, 2014, in connection with the initial public offering of FELP, Foresight Reserves and a member of management contributed their ownership interests in FELLC to FELP for which they were issued common and subordinated units in FELP. Because this transaction was between entities under common control, the contributed assets and liabilities of FELLC were recorded in the consolidated financial statements at FELLC’s historical cost. See Note 3 for information regarding our initial public offering.

The Partnership operates in a single reportable segment and currently operates four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Effective June 1, 2014, the second longwall system at our Sugar Camp complex transitioned from the development stage to the production stage and from that date forward is recognized in our results of operations. Mined coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern United States, as well as overseas markets. Intercompany transactions, including those between consolidated VIEs, FELP and its consolidated subsidiaries, are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly the Partnership’s consolidated financial position, consolidated results of operations and consolidated cash flows for all periods presented. In preparing the unaudited condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under US generally accepted accounting principles (“US GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2013 included in our prospectus filed with the SEC on June 19, 2014. We have not reported comprehensive income due to the absence of items of other comprehensive income or loss during the periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2014.

2. New Accounting Standards

New Accounting Standards Issued and Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations by updating the criteria for determining discontinued operations and modifies the disclosure requirements of both discontinued operations and certain other disposals not defined as discontinued operations. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014 and we do not expect it will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We will evaluate the effects, if any, the adoption of this guidance will have on our consolidated financial statements.

3. Initial Public Offering

On June 18, 2014, the Partnership’s common units began trading on the New York Stock Exchange (“NYSE”) under the symbol “FELP.” Upon the closing of the initial public offering (“IPO”) on June 23, 2014, the following transactions occurred:

—	Foresight Reserves and a member of management each contributed their membership interests in FELLC to the Partnership;
—	The Partnership issued to Foresight Reserves and a member of management, on a pro rata basis, an aggregate of 44,613,895 common units and 64,738,895 subordinated units;
—

The Partnership issued to our general partner, which is owned 99.333% by Foresight Reserves and 0.667% by a member of management, incentive distribution rights.  The incentive distribution rights entitle the holder to an increasing percentage, up to a maximum of 50%, of the cash the Partnership distributes in excess of $0.3881 per unit per quarter (see Note 4);

—	The Partnership issued 17,500,000 units to the public at $20.00 per unit; and
—

The $329.9 million of proceeds received from the sale of common units to the public, net of underwriters’ discount of $20.1 million, were used to repay $210.0 million of principal on the term loan and to pay a $115.0 million distribution to Foresight Reserves and a member of management, on a pro rata basis. As of June 30, 3014, we incurred an additional $7.2 million in other offering costs which were recorded against partners’ capital.

In July 2014, the underwriters’ overallotment option expired, resulting in an additional 2,625,000 units being issued, on a pro rata basis, to Foresight Reserves and a member of management for no additional consideration. After the issuance of these overallotment units in July 2014, the common units held by the public represented 13.5% of the outstanding limited partnership interest.

4. Partners’ Capital

Common and Subordinated Units

All subordinated units are currently held by Foresight Reserves and a member of management. The principal difference between our common units and subordinated units is that subordinated unitholders are not entitled to receive a distribution of available cash until the holders of common units have received the minimum quarterly distribution (“MQD”).  The MQD is $0.3375 per unit for such quarter plus any cumulative arrearages of previously unpaid MQDs from previous quarters. Also, subordinated unitholders are not entitled to receive arrearages. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, on the first business day after the Partnership has paid the MQD for each of three consecutive, non-overlapping four-quarter periods ending on or after March 31, 2017 and there are no outstanding arrearages on the common units. Notwithstanding the foregoing, the subordination period will end on the first business day after the Partnership has paid an aggregate amount of at least $2.025 per unit (150.0% of the MQD on an annualized basis) on the outstanding common and subordinated units and the Partnership has paid the related distribution on the incentive distribution rights, for any four-quarter period ending on or after March 31, 2015 and there are no outstanding arrearages on the common units. Our partnership agreement provides that our general partner will make a determination as to whether a distribution will be made, but our partnership agreement does not require us to pay distributions at any time or at any amount. Our partnership agreement authorizes us to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders.

Incentive Distribution Rights

Our general partner owns all of the incentive distribution rights (“IDRs”). IDRs represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the MQD and the target distribution levels (described below) have been achieved. Our general partner may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. Our general partner, as the IDR holder, will have the right, subsequent to the subordination period and subject to distributions exceeding the MQD by at least 150% for four consecutive quarters, to reset the target distribution levels and receive common units.

Allocation of Net Income (Loss)

Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement generally specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest.

Percentage Allocation of Available Cash from Operating Surplus

The following table illustrates the percentage allocation of available cash from operating surplus between the unitholders and our general partner (as the holder of our IDRs) based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of the IDR holder and the unitholders of any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Common Unit”. The percentage interests shown for our unitholders and our general partner for the MQD are also applicable to quarterly distribution amounts that are less than the MQD. The percentage interests set forth below assumes there are no arrearages on common units.

	Total Quarterly Distribution Per Common Unit	Marginal Percentage Interest in Distributions
		Unitholders	General Partner (IDRs)
Minimum quarterly distribution	$0.3375	100.0%	—
First target distribution	Above $0.3375 up to $0.3881	100.0%	—
Second target distribution	Above $0.3881 up to $0.4219	85.0%	15.0%
Third target distribution	Above $0.4219 up to $0.5063	75.0%	25.0%
Thereafter	Above $0.5063	50.0%	50.0%

Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On August 5, 2014, we declared a quarterly cash distribution of $0.030 per unit to all unitholders of record on August 15, 2014.  The distribution is equal to the MQD, rounded-up, and prorated for the period from the closing date of the IPO to the end of the second quarter (June 23, 2014 through June 30, 2014) and is payable on August 29, 2014.

Predecessor Members’ Deficit

In May 2014, based upon the terms of the 2013 Reorganization, FELLC distributed to its members approximately 1,900 acres of surface land not needed for current or currently projected future operations and $0.1 million in cash. The carrying value of the distributed land was $12.2 million. Additionally, in connection with the acquisition of Seneca Rebuild LLC on April 1, 2014, a deemed distribution in the amount of $0.3 million was recorded to reflect the excess of the purchase price paid by FELLC over the carrying value of the net assets acquired (see Note 15).

On June 23, 2014, in connection with the IPO, Foresight Reserves and a member of management each contributed their membership interests in FELLC to the Partnership in exchange for common and subordinated units of FELP (see Note 3).  As a result, the members’ deficit balance of $104.9 million at the time of the transfer was allocated, pro rata based on units outstanding, to common and subordinated unitholder capital accounts.

Noncontrolling Interests

Noncontrolling interests and net income attributable to noncontrolling interests result from the consolidation of variable interest entities for which the Partnership has no equity interests (see Note 16).

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
2021 Senior Notes	$596,000	$595,795
Term Loan	235,652	444,602
Revolving Credit Facility	313,000	259,000
Interim longwall financing arrangement	—	31,616
5.78% longwall financing arrangement	67,230	72,833
5.555% longwall financing arrangement	67,031	72,187
Capital lease obligations	36,931	43,180
Total long-term debt and capital lease obligations	1,315,844	1,519,213
Less: current portion	(34,284)	(70,034)
Long-term debt and capital lease obligations	$1,281,560	$1,449,179

Term Loan

In June 2014, we used proceeds from the IPO to repay $210.0 million in principal outstanding under the Term Loan. This prepayment resulted in the write-off of $2.8 million in unamortized debt issuance costs and $1.9 million of unamortized debt discount. The prepayment of principal was applied to prospective scheduled quarterly principal payments as set forth in the Credit Agreement such that no further scheduled payments are due until the Term Loan matures on August 23, 2020.

Revolving Credit Facility

The Revolving Credit Facility has a total borrowing capacity of $500.0 million. At June 30, 2014, we had borrowings of $313.0 million outstanding under the Revolving Credit Facility and $2.6 million outstanding in letters of credit. There was $184.4 million of remaining capacity under the Revolving Credit Facility as of June 30, 2014 and the weighted-average effective interest rate on borrowings as of June 30, 2014 and December 31, 2013 was 3.4% and 3.5%, respectively.

Interim Longwall Financing Arrangement

In November 2013, FELLC entered into an interim longwall financing arrangement and master lease agreement with a lender to finance the installment payments required under a contract with a vendor for the purchase of a set of longwall shields and related parts and equipment. This interim longwall financing arrangement, as amended, allowed for borrowings up to the expected purchase price of $63.2 million. In May 2014, the interim longwall financing arrangement and master lease agreement were terminated with the repayment of the $61.3 million outstanding balance and $0.3 million in lender fees were recorded to loss on early extinguishment of debt for the early termination of the master lease agreement.

6. Coal Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we enter into long-term, fixed price coal supply sales agreements and coal derivative contracts.

As of June 30, 2014 and December 31, 2013, we had outstanding coal derivative contracts to fix the selling price on 3.6 million tons and 2.0 million tons, respectively. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments through 2017.  The coal derivative contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the consolidated balance sheets (see Note 17).

A summary of the unrealized and realized gains recorded on coal derivatives for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In Thousands)
Unrealized gain on coal derivatives	$4,800	$228	$17,710	$228
Realized gain on coal derivatives	2,228	—	4,719	452
Gain on coal derivatives	$7,028	$228	$22,429	$680

We received $1.0 million in proceeds during the six months ended June 30, 2013 from the settlement of derivatives that were recorded as an investing activity in the condensed consolidated statement of cash flows because the derivative contracts were settled prior to the underlying sales contracts.

7. Equity-Based Compensation

Long-Term Incentive Plan

Upon the closing of the IPO, our general partner adopted a Long-Term Incentive Plan (“LTIP”), pursuant to which employees of the Partnership and directors, officers, and certain employees of our general partner and its affiliates (collectively, the “Participants”) are eligible to receive awards with respect to the Partnership’s common units. The LTIP allows the board of directors of our general partner, at its discretion, to grant unit options, unit appreciation rights, restricted units, phantom units, unit awards, other unit-based awards, distribution equivalent rights, performance awards and substitute awards to Participants. The LTIP is administered by the board of directors of our general partner. Vesting and forfeiture requirements are at the discretion of the board of directors of our general partner at the time of each grant. The LTIP authorized up to 7.0 million common units to be granted by the board of directors.

Upon the closing of the IPO, pre-existing cash-based compensation liability awards, which vest ratably over a three-year period from the award date, will prospectively be settled in FELP units.  As a result, on June 23, 2014, $0.6 million was reclassified from accrued expenses and other current liabilities to partners’ capital in the condensed consolidated balance sheet for the award modification.  No compensation expense was recorded as a result of the modification of these awards.

On June 23, 2014, 0.6 million phantom units were granted to employees under the LTIP, of which 0.1 million units were immediately vested upon the grant date. Also, 3,750 phantom units were granted to the independent director, as defined by the NYSE, on the board of directors of our general partner. Upon the vesting date of phantom units, Participants will receive common units in the Partnership. These phantom units granted under the LTIP include tandem distribution equivalent rights (“DERs”) which provide for the right to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service-based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service-based vesting conditions. DERs will be settled in cash upon vesting.

The grants to employees under the LTIP plan were measured at their grant date fair value and the compensation expense is recognized ratably over the vesting period. The phantom units granted to the independent director of the board of directors was initially recognized at the grant date fair value and will be remeasured at fair value over the vesting period. Total equity-based compensation cost of $1.5 million was recognized from June 23, 2014 to June 30, 2014 related to the LTIP, of which $1.4 million was for the awards fully vested upon the grant date. As of June 30, 2014, there was $10.9 million in total unrecognized compensation expense related to the non-vested phantom unit awards that are expected to vest which is expected to be recognized over a weighted-average service period of 2.7 years. As of June 30, 2014, the intrinsic value of the non-vested phantom unit awards expected to vest was $11.8 million.

8. Earnings per Limited Partner Unit

Limited partners’ interest in net income attributable to the Partnership and basic and diluted earnings per unit reflect net income attributable to the Partnership from the June 23, 2014 closing date of the IPO through June 30, 2014. We compute earnings per unit (“EPU”) using the two-class method for master limited partnerships as prescribed in ASC 260, Earnings Per Share. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit. In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

The Partnership’s net income is allocated to the limited partners, including the holders of the subordinated units, in accordance with their respective ownership percentages, after giving effect to any special income or expense allocations and incentive distributions paid to the general partner, if any. The partnership agreement contractually limits distributions to available cash as determined by our general partner; therefore, undistributed earnings of the Partnership are not allocated to the IDR holder. Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. However, because our IPO was completed on June 23, 2014, the number of units outstanding from the IPO through June 30, 2014 is utilized for the 2014 periods presented.  Basic common units outstanding includes the 2,625,000 overallotment units offered to the underwriters, which were issued to Foresight Reserves and a member of management in July 2014. Diluted earnings per unit reflects the potential dilution of common equivalent units that could occur if equity participation units are converted into common units.

The following table illustrates the Partnership’s calculation of net income per common and subordinated unit for the periods indicated:

	Common Unitholders	Subordinated Unitholders	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net loss subsequent to the IPO (June 23, 2014 through June 30, 2014) available to limited partner units	$(2,073)	$(2,158)	$(4,231)

Denominator:
Weighted average units to calculate basic EPU(1)	64,811	64,739	129,550
Less: effect of dilutive securities (2)	—	—	—
Weighted average units to calculate diluted EPU	64,811	64,739	129,550

Basic net loss per unit	$(0.03)	$(0.03)	$(0.03)
Diluted net loss per unit	$(0.03)	$(0.03)	$(0.03)
(1) -

Weighted average units outstanding to calculate basic EPU includes the 2,625,000 overallotment common units issued in July 2014, in addition to the actual number of common units outstanding as of June 30, 2014.

(2) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three and six months ended June 30, 2014, approximately 0.7 million outstanding phantom units were anti-dilutive therefore excluded from the diluted EPU calculation.

9. Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Trade accounts receivable	$59,666	$54,084
Other receivables	5,568	4,903
Total accounts receivable	$65,234	$58,987

10. Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Parts and supplies inventory	$32,327	$30,155
Raw coal	6,524	4,250
Clean coal	53,056	36,885
Total inventories	$91,907	$71,290

11. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Land, land rights and mineral rights	$103,938	$114,058
Machinery and equipment	1,068,913	984,920
Machinery and equipment under capital leases	70,500	70,500
Buildings and structures	215,524	218,037
Development costs	657,790	619,117
Other	9,862	8,564
Property, plant, equipment and development	2,126,527	2,015,196
Less: accumulated depreciation, depletion and amortization	(683,661)	(601,122)
Property, plant, equipment and development, net	$1,442,866	$1,414,074

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Employee compensation, benefits and payroll taxes	$14,467	$17,137
Taxes other than income	5,733	4,270
Royalties (non-affiliate)	3,053	2,999
Liquidated damages (non-affiliate)	5,513	7,448
Other	6,202	5,661
Total accrued expenses and other current liabilities	$34,968	$37,515

13. Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facilities to WPP, LLC (“WPP”), a subsidiary of Natural Resource Partners, LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million and were used for capital expenditures. In 2012, Sugar Camp sold certain rail facilities to HOD, LLC (“HOD”), a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million and were used for capital expenditures, to pay down debt and for general corporate purposes. NRP is an affiliated entity to the Partnership (see Note 15). In both transactions, because we had continuing involvement in the assets sold, the transactions were treated as sale-leaseback financing arrangements. In 2013, an agreement was reached between FELLC, Foresight Reserves and HOD that allows for the existing agreement with Sugar Camp to be amended in the future to include coal produced from Sugar Camp’s second longwall on what is expected to be materially consistent terms as the original agreement. Pursuant to such an amendment occurring, the consideration paid by HOD for including coal produced by Sugar Camp’s second longwall will be paid directly to Foresight Reserves. As of June 30, 2014, the outstanding principal balance on the Macoupin and Sugar Camp sale-leaseback financing arrangements was $143.5 million and $50.0 million, respectively.

The implied effective interest rate as of June 30, 2014 on the Macoupin sale-leaseback financing arrangement and the Sugar Camp sale-leaseback financing arrangement was 14.2% and 14.3%, respectively. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the consolidated statements of operations could be significant. Interest expense recorded on the Macoupin sale-leaseback was $4.9 million and $4.8 million for the three months ended June 30, 2014 and 2013, respectively, and $9.6 million and $9.8 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense recorded on the Sugar Camp sale-leaseback was $1.8 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $3.5 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, interest totaling $10.3 million and $9.1 million, respectively, was accrued in the condensed consolidated balance sheets for the Sugar Camp and Macoupin sale-leaseback financing arrangements.

14. Asset Retirement Obligations

The change in the carrying amount of asset retirement obligations was as follows for the six months ended:

June 30, 2014
(In Thousands)
Balance at January 1, 2014 (including current portion)	$21,225
Accretion expense	810
Expenditures for reclamation activities	(46)
Balance at June 30, 2014 (including current portion)	21,989
Less: current portion of asset retirement obligations	(809)
Noncurrent portion of asset retirement obligations	$21,180

15. Related-Party Transactions

The chairman of our general partner’s board of directors and the controlling member of Foresight Reserves, Chris Cline, directly and indirectly beneficially owns an interest in the general and limited partner interests of NRP. We routinely engage in transactions in the normal course of business with NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions include production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements (see Note 13, sale-leaseback financing arrangements are excluded from the tables below). We have also acquired mining equipment from Foresight Reserves and affiliated entities in the past.

On August 1, 2013, FELLC entered into an equipment repair and rebuild agreement with Seneca Rebuild LLC (“Seneca Rebuild”), an affiliated entity owned indirectly by Chris Cline. The agreement called for Seneca Rebuild to be the primary provider of repair and rebuild services for mining machinery and equipment for our mines. Effective April 1, 2014, FELLC reached an agreement to acquire Seneca Rebuild. Because FELLC and Seneca Rebuild were under common control, the assets and liabilities of Seneca Rebuild were recorded by FELLC at carrying value on the acquisition date. Seneca Rebuild’s net assets on the acquisition date principally consisted of $3.4 million in plant, property and equipment and $0.5 million in inventory. The $0.3 million paid over the excess of the carrying value of the net assets of Seneca Rebuild on the acquisition date was recorded as a deemed distribution during the three months ended June 30, 2014. Given the immateriality of this acquisition, the financial statements of Seneca Rebuild are reflected prospectively in the consolidated financial statements of the Partnership.

Limited Partnership Agreement

The Partnership’s general partner manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Foresight Reserves has the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to June 30, 2014.

The following table presents the affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	June 30, 2014	December 31, 2013
		(In Thousands)
Foresight Reserves and affiliated entities	Due from affiliates	$334	$368
NRP and affiliated entities	Due from affiliates	120	—
Total		$454	$368

Foresight Reserves and affiliated entities	Due to affiliates	$8,437	$4,521
NRP and affiliated entities	Due to affiliates	4,941	5,051
Total		$13,378	$9,572

Foresight Reserves and affiliated entities	Prepaid royalties	$35,335	$37,644
NRP and affiliated entities	Prepaid royalties	41,296	39,801
Total		$76,631	$77,445

A summary of expenses (income) incurred with affiliated entities is as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In Thousands)
Royalty expense – NRP and affiliated entities(1)	$13,590	$11,898	$26,024	$23,469
Royalty expense – Foresight Reserves and affiliated entities(1)	$2,609	$9	$3,926	$438
Loadout services – NRP and affiliated entities(1)	$2,840	$1,988	$5,433	$4,774
Terminal fees – Foresight Reserves and affiliated entities(2)	$13,554	$5,886	$26,302	$14,022
Management and transportation usage fees – Foresight Reserves and affiliated entities(3)	$—	$396	$—	$1,506
Administrative fee income – Foresight Reserves and affiliated entities(4)	$(60)	$—	$(135)	$—

Location in the condensed consolidated statements of operations:

(1) – Cost of coal produced (excluding depreciation, depletion and amortization)

(2) – Transportation

(3) – Selling, general and administrative

(4) – Other operating (income) loss, net

We also purchased $4.2 million and $7.6 million in mining supplies from an affiliated joint venture under a supply agreement entered into in May 2013 during the three and six months ended June 30, 2014, respectively, and $2.6 million during the three and six months ended June 30, 2013, respectively (see Note 16).

16. Variable Interest Entities (VIEs)

The consolidated financial statements include VIEs for which the Partnership or its subsidiary is the primary beneficiary. Among those VIEs consolidated by the Partnership and its subsidiaries are Mach Mining, LLC; M-Class Mining, LLC; MaRyan Mining LLC; Patton Mining LLC; Viking Mining LLC, Coal Field Construction Company LLC; Coal Field Repair Services LLC and LD Labor Company LLC (prior to the 2013 Reorganization date discussed below) (collectively, the “Contractor VIEs”). Coal Field Repair Services LLC provides contract labor for Seneca Rebuild, acquired on April 1, 2014 (see Note 15), under a cost-plus arrangement. Each of the Contractor VIEs holds a contract to provide one or more of the following services to a Partnership subsidiary: contract mining, processing and loading services, or construction and maintenance services. Each of the Contractor VIEs generally receives a nominal per ton fee ($0.01 to $0.02 per ton) above its cost of operations as compensation for services performed. All of these entities were determined not to have sufficient equity at risk and are therefore VIEs. The Partnership was determined to be the primary beneficiary of each of these entities given it controls these entities under a contractual cost-plus arrangement. During the three and six months ended June 30, 2014, in aggregate, the Contractor VIEs earned income of $0.1 million and $0.2 million, respectively, under the contractual arrangements with the Partnership which was recorded as net income attributable to noncontrolling interests in the condensed consolidated statements of operations. During the three and six months ended June 30, 2013, in aggregate, the Contractor VIEs earned income of $0.1 million and $0.2 million, respectively, under the contractual arrangements with the Partnership which was recorded as net income attributable to noncontrolling interests in the condensed consolidated statements of operations.

On August 23, 2013, FELLC effected the 2013 Reorganization pursuant to which certain transportation assets were distributed to its members. Among those assets distributed to its members was Adena Resources LLC (“Adena”), a subsidiary that provides water and other miscellaneous rights to the mines and Hillsboro’s coal loadout facility, including the land on which the facility is situated (collectively, the “Loadout”).

Adena has various water rights contracts that are used to provide water to the Partnership’s mines. Concurrent with the distribution of Adena to FELLC members, we entered into a water resources agreement between the Partnership’s mines and Adena providing for water resources to be available at each of the mines. As compensation for furnishing water to the mines, we pay Adena the actual cost (including capital expenditures) incurred by Adena in furnishing water to the mine plus an annual fee of $10,000. Adena is determined not to have sufficient equity at risk and is therefore a VIE. The Partnership is determined to be the primary beneficiary of Adena given it controls this entity under a contractual cost-plus arrangement. During the three and six months ended June 30, 2014, Adena recorded a loss of $0.1 million and $0.3 million, respectively, which was recorded as net income attributable to noncontrolling interests in the condensed consolidated statements of operations.

Subsequent to the 2013 Reorganization date, Foresight Reserves placed the Loadout into a newly created subsidiary, Hillsboro Transport, LLC (“Hillsboro Transport”). A throughput agreement was entered into between Hillsboro and Hillsboro Transport for Hillsboro Transport to operate the Loadout. As compensation for operating and maintaining the Loadout, Hillsboro pays $0.99 per ton for every ton of coal loaded through the Loadout, subject to a minimum quarterly payment of $1.3 million, which began in the first quarter of 2014. Hillsboro Transport was determined not to have sufficient equity at risk as a result of the throughput agreement’s guaranteed minimum quarterly payment and is therefore a VIE. Hillsboro was determined to be the primary beneficiary of this entity as it implicitly controls Hillsboro Transport given the related-party relationship between Hillsboro and Hillsboro Transport and the fact that the sole assets held by Hillsboro Transport are unique to Hillsboro’s operations. During the three and six months ended June 30, 2014, Hillsboro Transport earned $1.4 million and $2.1 million, respectively, in net income under this arrangement, which is presented in net income attributable to noncontrolling interests in the condensed consolidated statements of operations.

The liabilities recognized as a result of consolidating the VIEs do not necessarily represent additional claims on the general assets of the Partnership outside of the VIEs; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not necessarily represent additional assets that could be used to satisfy claims against the Partnership’s general assets. There are no restrictions on the VIE assets that are reported in the Partnership’s general assets. The total consolidated VIE assets and liabilities reflected in the Partnership’s condensed consolidated balance sheets are as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Assets:
Current assets	$2,439	$4,386
Long-term assets	1,802	2,141
Total assets	$4,241	$6,527

Liabilities:
Current liabilities	$8,948	$5,310
Long-term liabilities	164	157
Total liabilities	$9,112	$5,467

In May 2013, an affiliate owned by Chris Cline and a third-party supplier of mining supplies formed a joint venture whose purpose is the manufacture and sale of supplies primarily for use by the Partnership in the conduct of its mining operations. The agreement obligates the Partnership’s coal mines to purchase at least 90% of their aggregate annual requirements for certain mining supplies from the supplier parties, subject to exceptions as set forth in the agreement. The initial term of the amended agreement is five years and expires in April 2018. The supplies sold under this arrangement result in an agreed-upon fixed profit percentage for the joint venture. This joint venture was determined to be a VIE given that the equity holders do not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the joint venture as a result of the Partnership effectively guaranteeing a fixed-profit percentage on the supplies it purchases from the joint venture. We are not the primary beneficiary of this joint venture and, therefore, do not consolidate the joint venture, given that the power over the joint venture is conveyed through the board of directors of the joint venture and no party controls the board of directors.

17. Fair Value of Financial Instruments

The table below sets forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	Fair Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$21,129	$—	$21,129	$—
Total	$21,129	$—	$21,129	$—

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$2,020	$—	$2,020	$—
Liability Award	(11,700)	—	—	(11,700)
Total	$(9,680)	$—	$2,020	$(11,700)

The Partnership’s coal derivative contracts are valued based on direct broker quotes and corroborated with API 2 market pricing data. The liability award represents a phantom equity award (“Liability Award”) to a retired executive for which the value was determined based on the fair value, as defined in the agreement, of Foresight Reserves as of the employee’s retirement date and was adjusted for distributions made to Foresight Reserves’ members. This Liability Award fully vested in 2010 and was granted principally for services performed to develop the Partnership’s longwall mines. Prior to March 31, 2014, the Liability Award was Level 3 in the fair value hierarchy given Foresight Reserves is a private company; therefore, there was no liquid market to determine the fair value of Foresight Reserves’ equity. The fair value of the Liability Award was determined using a discounted cash flow model and corroborated with recent equity transactions at Foresight Reserves. Effective March 31, 2014, the Liability Award amount was negotiated between the Partnership and the employee to be $12.4 million; therefore, the value of this liability was contracted and therefore no longer a Level 3 liability. As of June 30, 2014, $0.3 million of the remaining unpaid balance is recorded in accrued expenses and other current liabilities for required payments over the next year, and the remaining $4.1 million is recorded in other long-term liabilities, which will be paid out ratably over the next ten years. The note payable to the retired executive bears interest at 3.45%.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, are as follows:

	Fair Value at June 30, 2014
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$13,360	$7,936	$—	$(167)
Total	$13,360	$7,936	$—	$(167)

	Fair Value at December 31, 2013
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$1,976	$912	$(531)	$(337)
Liability Award	—	—	(11,700)	—
Total	$1,976	$912	$(12,231)	$(337)

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 and 2013:

Liability Award
(In Thousands)
Balance at January 1, 2014	$11,700
Recorded fair value losses (gains):
Included in earnings	690
Purchases, issuances and settlements	(12,390)
Balance at June 30, 2014	$—

Balance at January 1, 2013	$—
Recorded fair value losses (gains):
Included in earnings	(651)
Capitalized into development costs	(217)
Purchases, issuances and settlements	11,240
Balance at June 30, 2013	$10,372

During the six months ended June 30, 2014 and 2013, there were no assets or liabilities that were transferred between Level 1 and Level 2.

Long-Term Debt

The fair value of long-term debt as of June 30, 2014 and December 31, 2013 was $1,329.7 million and $1,509.2 million, respectively. The fair value of long-term debt was determined based on the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. This is considered a Level 3 fair value measurement.

18. Contingencies

In April 2013, the Illinois Environmental Protection Agency (“IEPA”) issued Sugar Camp two violation notices regarding exceedances in effluent discharge from the mine site and improper dilution of high chloride effluent. Sugar Camp believes it is now in compliance with its permit. In March 2014, the IEPA issued Sugar Camp a violation notice regarding non-compliant effluent discharge from the mining operation. Sugar Camp has reclaimed a temporary holding pond that may have contributed to the violation and is currently in compliance with its permit. On July 8, 2014, Sugar Camp entered into a Compliance Commitment Agreement with the IEPA (“July CCA”) identifying a schedule of actions expected to resolve the March 2014 violation.   The IEPA has notified Sugar Camp that the compliance commitment agreements entered into with respect to the two April 2013 violation notices were superseded by the July CCA and are no longer of any force or effect.  Violation of the terms of the July CCA could result in the assessment of fines or penalties or a suspension of mining at the affected operations until a final solution is obtained.

In January 2014, the IEPA issued Sugar Camp a violation notice regarding construction of an underground injection well without issuance of an appropriate permit (“January Notice”). Sugar Camp has ceased all drilling activities at the site and is working with the IEPA to finalize its permit application, which has been in process since May 2013. The IEPA has determined not to enter into a compliance commitment agreement with respect to the January Notice.  However, there can be no assurances that the January Notice will not be referred to the Office of the Attorney General for further processing.  While Sugar Camp believes this referral may result in the assessment of a penalty of an amount yet to be determined, there can be no assurances that an acceptable agreement will be reached. Failure to reach a satisfactory agreement with the Office of the Attorney General with respect to the January Notice could result in the assessment of fines or penalties or a suspension of mining at the affected operations until a final solution is obtained.

Sugar Camp is working with the IEPA to implement a sustainable solution for the future disposal of water at the mine in compliance with its permits. Including actions required under the July CCA, Sugar Camp expects to incur capital expenditures of approximately $20.0 million, $16.4 million of which has been expended through June 30, 2014.

In November 2012, six citizens filed requests for administrative review of Revision No. 1 to Permit No. 399 for the Hillsboro mine. Revision No. 1 allowed for conversion of the currently permitted coal refuse disposal facility from a non-impounding to an impounding structure. Shortly after the filing of Revision No. 1, one citizen withdrew his request. Following a hearing on both Illinois Department of Natural Resources’ (IDNR) and Hillsboro’s motions to dismiss, the hearing officer dismissed the claims of two of the remaining five petitioners and also limited some of the issues remaining for administrative review. In June 2014, two of the remaining three petitioners voluntarily dismissed their requests. The hearing on the remaining petitioner’s issue is scheduled for November 2014.

In June 2014, two citizens requested an administrative review of Permit No. 424 for the Hillsboro mine.  Permit No. 424 allows for the construction and operation of a second refuse disposal area at the mine.  It is too early in the administrative review process to assess the Partnership’s likelihood of prevailing.

FELLC acquired the Shay No. 1 Mine at Macoupin (“Shay Mine”) in 2009. Prior to the acquisition of the mine, in 2003, ExxonMobil Coal USA, Inc. (“Exxon”), the prior owner of the Shay Mine, enrolled the mine in the IEPA’s Site Remediation Program (“SRP”) to address some concerns regarding groundwater contamination from the refuse areas. Under the SRP, Exxon and Macoupin collected and quantified requested data. In 2011, Macoupin proposed, and the IEPA accepted, a compliance commitment agreement (“CCA”) with remediation steps designed to respond to the groundwater contamination concerns. Further, in May 2013, Macoupin submitted a corrective action plan (“CAP”) with groundwater modeling to the IEPA to address the long-term compliance and corrective measures planned for the cleanup of groundwater contamination issues. In June 2013, the IEPA referred the CCA to the Illinois Attorney General’s Office for enforcement on the basis that the compliance period for the CCA extended for too long of a period for the IEPA to monitor. We believe that the CAP for the groundwater issues will be finalized and implemented through a consent decree with the Illinois Attorney General’s Office at some point in the future. As of June 30, 2014, the Partnership had accrued $11.8 million for this matter as an asset retirement obligation, as it relates to ongoing mining operations at Macoupin. However, there can be no assurance that the ultimate costs will not exceed this amount.

In addition, in 2013, the IDNR renewed a permit for the refuse disposal area. An environmental group has submitted a Request for Administrative Review of this permit renewal and the legal proceeding is ongoing. While the Partnership believes the IDNR decisions on the issuance of the permit for slurry disposal and renewal for existing refuse disposal area were proper, there can be no guarantee that the permit and the revisions to permits will not be vacated or substantially modified, which could result in additional costs or cessation of some or all operations at the mine.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Performance Bonds

We had outstanding surety bonds with third parties of approximately $52.4 million as of June 30, 2014 to secure reclamation and other performance commitments. The Partnership is not required to post collateral for these bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion may contain statements about our business, operations and industry that constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “intends,”  “plans,” “estimate,” “believes,” “expects,” “potential,”  “continues,” “may,”  “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,”  “foresees,” or the negative version of these words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations as of the filing date of this report. Our future results and financial condition and our ability to pay distributions may differ materially from those we currently anticipate as a result of various factors. Among those factors that could cause actual results to differ materially are the following:

•	A substantial decline in coal prices or increase in costs of mining or transporting coal;
•	Adverse geology, such as poor roof or floor conditions, changes in coal thickness, faults and washouts in the coal seam;
•	Future laws and regulations, or changes in the manner of enforcement of existing laws and regulations, particularly around carbon emissions, mine safety, mine permitting and reclamation;
•	Delays in the receipt of, failure to receive, or revocation, of necessary government permits;
•	Impact of severe accidents, such as fire or explosion, natural disasters and other mine interruptions;
•	Failure to meet certain provisions in our coal supply, royalty or transportation agreements, including take-or-pay arrangements;
•	The loss of, or a significant reduction or deferral of purchases by customers;
•	Availability and price of critical equipment, parts, raw materials and transportation networks;
•	Ability to secure subsidence or mitigation rights;
•	Excess production capacity in the industry;
•	Impact of alternative energy sources, including natural gas and renewables;
•	Credit and performance risk of customers, suppliers, contractors and financial counterparties;
•	Access to financial markets and the related cost of capital;
•	Availability of skilled workforce;
•	Economic strength and political stability in the markets we serve;
•	Adverse weather conditions, such as blizzards or floods;
•	Litigation, including claims not yet asserted;
•	Implementation of business strategies;
•	Availability, cost and sufficiency of insurance risk protection and surety bonds; and
•	Terrorist attacks and threats, escalation of military activity in response to such attacks, or acts of war.

The above factors should be read in conjunction with the risk factors included in our prospectus filed with the U.S. Securities and Exchange Commission (“SEC”) on June 19, 2014.

Company Overview

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal mined in the Illinois Basin. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and the chief executive officer of FELLC (“a member of management”) owned 0.667%. The Cline Group, Foresight Reserves’ indirect controlling member, has well-established experience in the development and operation of coal mining facilities. Over the last 30 years, The Cline Group has acquired, permitted, developed or operated over 25 separate coal mining operations in Appalachia and the Illinois Basin.

Foresight Energy LP (“FELP”), a Delaware limited partnership, and Foresight Energy GP LLC (“FEGP” or “general partner”), a Delaware limited liability company, were formed in January 2012. FELP was formed to own FELLC and FEGP was formed to be the general partner of FELP. Prior to June 23, 2014, FELP had no operating or cash flow activity and no recorded net assets. On June 23, 2014, in connection with the initial public offering (“IPO”) of FELP, Foresight Reserves and a member of management contributed their ownership interests in FELLC to FELP for which they were issued, on a pro rata basis, 44,613,895 common units and 64,738,895 subordinated units in FELP (excluding 2,625,000 overallotment units issued in July 2014 pursuant to the IPO). FELP issued 17,500,000 common units to the public at $20.00 per unit, representing a 13.5% limited partnership interest.

The presented financial results include the combined financial position, results of operations and cash flow information of Foresight Energy LP and Foresight Energy LLC and its subsidiaries. In this Item 2, all references to “FELP,” the “Partnership,” “we,”

“us,” and “our” refer to the combined results of Foresight Energy LP and Foresight Energy LLC and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

We currently operate under one reportable segment with four underground mining complexes in the Illinois Basin: Williamson, Sugar Camp and Hillsboro, which are longwall operations, and Macoupin, which is currently a continuous miner operation. The Williamson and Hillsboro complexes are each operating with one longwall system and Sugar Camp is operating with two longwall systems, the second of which emerged from development effective June 1, 2014.  We control over 3 billion tons of coal reserves, almost all of which is in three large, continuous blocks of coal: two in central Illinois and one in southern Illinois.

Our mined coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern United States, as well as overseas markets. We generally sell a majority of our coal to customers at delivery points other than our mines, including, but not limited to, river terminals on the Ohio and Mississippi Rivers and at two ports in New Orleans. As such, we generally bear the transportation cost and risk to and through these facilities and therefore, we do not distinguish between coal sales and transportation revenue in our condensed consolidated statements of operations.

In addition to evaluating our performance based on our overall results of operations, we assess the performance of our business using certain key metrics, which includes production, tons sold, coal sales realization (coal sales divided by tons sold), cash cost per ton sold (cost of coal produced (excluding depreciation, depreciation and depletion) divided by produced tons sold) and Adjusted EBITDA.

Adjusted EBITDA is defined as net income attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for noncash equity-based compensation, unrealized gains or losses on derivatives, early debt extinguishment costs and for material nonrecurring or other items which may not reflect the trend of future results. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). However, management believes that Adjusted EBITDA is useful to investors in evaluating our performance because it is a commonly used financial analysis tool for measuring and comparing companies in our industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of our operations that, when coupled with our U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of our performance or as an alternative to net cash provided by operating activities as a measure of liquidity. The primary limitation associated with the use of Adjusted EBITDA as compared to U.S GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in our industry, and (ii) it excludes financial information that some consider important in evaluating our performance. We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and U.S. GAAP results, including providing a reconciliation of Adjusted EBITDA to U.S. GAAP results, to enable users to perform their own analysis of our operating results.

Results of Operations

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Coal Sales. The following table summarizes coal sales information during the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	Percentage Change
	(In Thousands, Except Per Ton Data)
Coal sales	$266,677	$215,930	$50,747	23.5%
Tons sold(1)	5,427	4,267	1,160	27.2%
Coal sales realization(2)	$49.14	$50.60	$(1.46)	-2.9%

(1) - Excludes tons sold of 0.1 million tons and 0.2 million tons during the three months ended June 30, 2014 and 2013, respectively, for our mine under development.
(2) - Coal sales realization is defined as coal sales divided by tons sold.

Coal sales increased $50.7 million to $266.7 million for the three months ended June 30, 2014 compared to the same period in the prior year.  The increase was primarily due to a 1.2 million ton increase in sales volume offset partially by a $1.46 per ton decrease in coal sales realization per ton.  The increase in sales volume reflects a higher committed sales position in 2014 and the relative improvement of demand in the domestic coal market during the first half of 2014.  Domestic sales volumes during the second 2014 quarter increased 1.3 million tons to 4.2 million tons, a 46.0% increase over the three months ended June 30, 2013 while sales volumes to international markets declined 0.2 million tons to 1.2 million tons, an 11.2% decline over the comparable prior year period.  The decrease in international sales volumes during the three months ended June 30, 2014 principally drove the decrease in coal sales realization per ton.  Our coal sales realization on sales to international markets is generally higher than on our domestic sales because the price covers the additional costs we incur to transport the coal to an export terminal.  The increased mix of domestic shipments during this period reflects the relative strength of the domestic market compared to the international market for new business.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	Percentage Change
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$106,581	$78,601	$27,980	35.6%
Produced tons sold(1)	5,413	4,227	1,186	28.1%
Cash cost per ton sold(2)	$19.69	$18.59	$1.10	5.9%

Tons produced(3)	5,578	4,560	1,018	22.3%

(1) - Produced tons sold excludes tons sold of 0.1 million tons and 0.2 million tons during the three months ended June 30, 2014 and 2013, respectively, for our mine under development.
(2) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.
(3) - Tons produced excludes production of 0.1 million tons and 0.2 million tons during the three months ended June 30, 2014 and 2013, respectively, for our mine under development.

Cost of coal produced (excluding depreciation, depletion and amortization) increased $28.0 million for the three months ended June 30, 2014 to $106.6 million primarily due to a 28.1% increase in sales volume compared to the same three month period in 2013. Cost of coal produced (excluding depreciation, depletion and amortization) in the June 30, 2014 period was also impacted by a $1.10 per ton increase in the overall cash cost per ton sold due primarily to increased production costs at our Sugar Camp mine as a result of higher roof control and water handling costs as well as higher per unit costs at our Williamson mine caused by delays associated with a longwall move.

Transportation. Our cost of transportation for the three months ended June 30, 2014 increased $3.7 million over the three months ended June 30, 2013 due to the 1.2 million ton increase in sales volume during the current year quarter, partially offset by a $1.62 per ton decrease in the average cost of transportation per ton.  The decline in transportation cost per ton is due primarily to a lower percentage of our sales going to the export market during the three months ended June 30, 2014.  Sales to international customers generally require us to transport coal to a gulf coast export facility resulting in longer distances and higher transportation expense compared to sales to our domestic customers. Also, some of our domestic customers arrange their own transportation therefore we incur no transportation on those sales which impacts our average transportation cost per ton.

The increase in transportation expense was also impacted by $3.9 million higher liquidated damages charges during the three months ended June 30, 2014 compared to the same period in 2013. The increase in liquidated damages charges is mostly due to higher contractual minimum rail and terminal throughput volume requirements compared to the prior year, including at the gulf coast export facility owned by an affiliate. In addition, the cost of transporting coal to and through our affiliate’s gulf coast export facility increased due to contractual rate escalations. Further, our cash cost of transporting coal through the Sitran terminal (“Sitran”), a transloading facility on the Ohio River, was approximately $0.32 per ton higher in the June 30, 2014 quarter compared to the same quarter of prior year due to the throughput agreement we entered into with Foresight Reserves after our distribution of the terminal in August 2013.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization expenses for the three months ended June 30, 2014 increased $3.5 million from the three months ended June 30, 2013 to $40.7 million. This increase is primarily attributed to $2.8 million of incremental amortization expense recorded during the three months ended June 30, 2014 to accelerate amortization on certain Hillsboro development assets due to a change in the mine plan. The higher amortization expense was partially offset by a $0.6 million expense decrease during the current period as a result of the distribution of Sitran to Foresight Reserves in August 2013.

Selling, General and Administrative. Our selling, general and administrative expenses of $11.2 million for the three months ended June 30, 2014 increased $2.0 million from the second quarter of 2013 due to a $1.7 million higher comparative accrual rate on annual discretionary bonuses and $1.5 million in equity-based compensation expense which was recorded for fully vested equity awards granted upon the close of the IPO.  Also, prior year second quarter expense was higher due to a $1.2 million adjustment to record a phantom equity liability award to fair value.

Gain on Coal Derivatives. We recorded a gain on coal derivative contracts of $7.0 million during the three months ended June 30, 2014, as compared to a $0.2 million gain during the three months ended June 30, 2013. Of the $7.0 million gain recorded during the three months ended June 30, 2014, $4.8 million represented an unrealized gain and $2.2 million was a realized gain. The increase in the value of coal derivative contracts during the quarter was due to the decline in the API 2 coal price index from March 31, 2014.

Other Operating (Income) Loss, Net.  The $2.2 million increase in other operating (income) loss, net from the prior year period is due to $1.0 million in other income recorded during the three months ended June 30, 2014 related to customer contract settlements and $1.0 million in incremental losses incurred on the disposal of assets in the prior year period.

Loss on Early Extinguishment of Debt.  The $5.0 million loss on early extinguishment of debt recognized during the June 30, 2014 quarter is due to the write-off of $2.8 million of deferred debt issuance costs and $1.9 million in unamortized debt discount as a result of the prepayment of $210.0 million of principal on our term loan.  The remaining $0.3 million is due to the write-off of lender fees associated with a master lease agreement that was cancelled when our interim longwall financing arrangement was repaid in May 2014.

Interest Expense, Net. Interest expense, net for the three months ended June 30, 2014 was $30.4 million, an increase of $2.6 million, or 9.3%, compared to interest expense, net of $27.8 million for the three months ended June 30, 2013. Interest expense increased versus the prior year second quarter due primarily to the $450.0 million term loan which was issued in August 2013. Partially offsetting this increase was a lower effective interest rate on our outstanding senior notes resulting from the August 2013 debt refinancing and incremental interest capitalized during the three months ended June 30, 2014. For the three months ended June 30, 2014, we capitalized $1.6 million in interest expense compared to $0.7 million for the three months ended June 30, 2013. The increase in capitalized interest is due to incremental capital spending on the development of Sugar Camp’s second longwall mine and the purchase of another set of longwall shields.

Net Income Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests is due primarily to the throughput agreement executed in August 2013 with Hillsboro Transport, LLC (“Hillsboro Transport”), a consolidated variable interest entity (“VIE”) owned by Foresight Reserves.  The throughput agreement requires that Hillsboro pay Hillsboro Transport a fee of $0.99 for each ton of coal passed through the loadout in exchange for Hillsboro Transport’s obligation to operate and maintain the loadout.

Adjusted EBITDA. Adjusted EBITDA increased $23.7 million, or 30.0%, to $102.9 million during the three months ended June 30, 2014 due primarily to a 1.2 million ton increase in sales volume as compared to the prior year, among the other factors discussed above.

The table below reconciles net income attributable to controlling interests to Adjusted EBITDA:

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In Thousands)
Net income attributable to controlling interests	$29,475	$14,036
Depreciation, depletion and amortization	40,692	37,228
Accretion on asset retirement obligations	405	382
Noncash equity compensation	1,805	-
Unrealized (gain) loss on coal derivatives	(4,800)	(228)
Interest expense, net	30,350	27,760
Loss on early extinguishment of debt	4,979	—
Adjusted EBITDA	$102,906	$79,178

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Coal Sales. The following table summarizes coal sales information during the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	Percentage Change
	(In Thousands, Except Per Ton Data)
Coal sales	$509,400	$448,523	$60,877	13.6%
Tons sold(1)	10,133	8,542	1,591	18.6%
Coal sales realization(2)	$50.27	$52.51	$(2.24)	-4.3%

(1) - Excludes tons sold of 0.2 million tons and 0.4 million tons during the six months ended June 30, 2014 and 2013, respectively, for our mine under development.
(2) - Coal sales realization is defined as coal sales divided by tons sold.

Coal sales increased by $60.9 million to $509.4 million during the six months ended June 30, 2014 compared to the same period in 2013 due primarily to higher sales volumes of 1.6 million tons. This increase was partially offset by a $2.24 per ton, or 4.3%, decrease in coal sales realization per ton.  The increase in sales volume reflects a higher committed sales position in 2014 and the relative improvement of demand in the domestic coal market during the first half of 2014.  Domestic sales volumes increased by 1.6 million tons over the six months ended June 30, 2013 while international tons shipped were flat.  The decline in international sales volumes from 35.5% of total tons sold during the six months ended June 30, 2013 to 29.9% of total tons sold during the six months ended June 30, 2014 principally drove the decline in realization per ton.  Our coal sales realization on sales to international markets is generally higher than on our domestic sales because the price covers the additional costs we incur to transport the coal to an export terminal. The increased mix of domestic shipments during this period reflects the relative strength of the domestic market compared to the international market for new business.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	Percentage Change
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$199,529	$158,449	$41,080	25.9%
Produced tons sold(1)	10,114	8,502	1,612	19.0%
Cash cost per ton sold(2)	$19.73	$18.64	$1.09	5.8%

Tons produced(3)	10,638	9,448	1,190	12.6%

(1) - Produced tons sold excludes tons sold of 0.2 million tons and 0.4 million tons during the six months ended June 30, 2014 and 2013, respectively, for our mine under development.
(2) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.
(3) - Tons produced excludes production of 0.2 million tons and 0.4 million tons during the six months ended June 30, 2014 and 2013, respectively, for our mine under development.

Cost of coal produced (excluding depreciation, depletion and amortization) increased $41.1 million for the six months ended June 30, 2014 primarily due to an additional 1.6 million in sales volumes compared to the six months ended June 30, 2013, representing a 19.0% volume increase. In addition, cash cost per ton sold increased due primarily to increased production costs at our Sugar Camp mine during the current period as a result of higher roof control and water handling costs. Also, Williamson’s per unit costs were higher during the current year due to delays associated with a longwall move in June 2014.

Transportation. Our cost of transportation for the six months ended June 30, 2014 increased $13.5 million over the six months ended June 30, 2013 primarily due to a 1.6 million ton sales volume increase in 2014. This increase was partially offset by a $0.42 per ton decrease in the average cost of transportation per ton.  The decline in transportation cost per ton is due to a lower percentage of our sales going to international markets during the six months ended June 30, 2014.

The increase in transportation expense was also impacted by $5.9 million in higher liquidated damages charges during the six months ended June 30, 2014. Liquidated damages charges increased as a result of higher contractual minimum rail and terminal throughput volume requirements as compared to the prior year, including at our affiliate’s gulf coast export terminal. In addition, the cost of transporting coal to and through our affiliate’s gulf coast export facility increased due to contractual rate escalations. Further, our cash cost of transporting coal through the Sitran terminal was $0.63 per ton higher during the six months ended June 30, 2014 due to the throughput agreement we entered into with Foresight Reserves after our distribution of the terminal in August 2013.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization expense for the six months ended June 30, 2014 increased $1.5 million, or 2.0%, compared to the six months ended June 30, 2013. This increase is primarily attributed to $3.8 million of incremental amortization expense recorded during the six months ended June 30, 2014 to accelerate amortization on certain Hillsboro development assets due to a change in the mine plan. The higher amortization expense was partially offset by a $1.5 million expense decrease during the current period as a result of the distribution of Sitran to Foresight Reserves in August 2013.

Selling, General and Administrative. Our selling, general and administrative expenses increased $2.0 million from the six months ended June 30, 2013 to $20.2 million for the six months ended June 30, 2014. A $2.4 million higher accrual rate on annual discretionary bonuses and $1.5 million in equity-based compensation expense which was recorded for fully vested equity awards granted upon the close of the IPO were responsible for the majority of the increase. This increase over the comparative prior year period was partially offset by $0.5 million lower expense to adjust a phantom equity liability award to fair value and $2.1 million in lower expenses incurred for travel, professional services and legal fees during the six months ended June 30, 2014.  The remaining variance is attributed to higher office expenses and health insurance expense during the current year period.

Gain on Coal Derivatives. We recognized a gain on coal derivative contracts of $22.4 million during the six months ended June 30, 2014, as compared to a $0.7 million gain during the six months ended June 30, 2013. Of the $22.4 million gain recorded during the six months ended June 30, 2014, $17.7 million represented a net unrealized gain and $4.7 million represented a net realized gain. The gain recorded on coal derivative contracts during 2014 was due to the decline in the API 2 coal price index from December 31, 2013.

Other Operating (Income) Loss, Net. The $2.5 million increase in other operating (income) loss, net from the prior year period is due to $1.0 million in other income recorded during the six months ended June 30, 2014 related to customer contract settlements, $0.4 million in incremental income recorded for ash disposal during the six months ended June 30, 2014 and $1.0 million in incremental losses incurred on the disposal of assets in the prior year period.

Loss on Early Extinguishment of Debt. The $5.0 million loss on the early extinguishment of debt is primarily due to the write-off of $2.8 million of debt issuance costs and $1.9 million in unamortized debt discount as a result of the prepayment of $210.0 million of principal on our term loan.  The remaining $0.3 million is due to the write-off of lender fees associated with a master lease agreement that was cancelled when our interim longwall financing arrangement was repaid in May 2014.

Interest Expense, Net. Interest expense, net increased $4.0 million, or 7.1%, as compared to the six months ended June 30, 2013. The increase in interest expense is due primarily to the $450.0 million term loan which was issued in August 2013. Partially offsetting this increase was lower interest expense on our outstanding senior notes due to a lower effective interest rate resulting from the August 2013 debt refinancing, lower amortization on debt issuance costs due to the August 2013 debt refinancing and incremental interest capitalized during the six months ended June 30, 2014. For the six months ended June 30, 2014, we capitalized $3.7 million in interest expense compared to $1.1 million for the six months ended June 30, 2013. The increase in capitalized interest was due to capital spending on the development of Sugar Camp’s second longwall mine and the acquisition of an additional set of longwall shields.

Net Income Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests is due primarily to the throughput agreement executed in August 2013 with Hillsboro Transport which requires that Hillsboro pay Hillsboro Transport a fee of $0.99 for each ton of coal passed through the loadout in exchange for Hillsboro Transport’s obligation to operate and maintain the loadout.

Adjusted EBITDA. Adjusted EBITDA increased $12.8 million, or 7.4%, to $186.9 million for the six months ended June 30, 2014 due primarily to the 1.6 million ton increase in sales volume as compared to the prior year, among the other factors discussed above.

The table below reconciles net income attributable to controlling interests to Adjusted EBITDA:

	Six Months Ended
	June 30, 2014	June 30, 2013
	(In Thousands)
Net income attributable to controlling interests	$60,777	$43,181
Depreciation, depletion and amortization	75,950	74,427
Accretion on asset retirement obligations	810	763
Noncash equity compensation	2,180	-
Unrealized (gain) loss on coal derivatives	(17,710)	(228)
Interest expense, net	59,954	55,961
Loss on early extinguishment of debt	4,979	-
Adjusted EBITDA	$186,940	$174,104

Liquidity and Capital Resources

Our primary uses of cash include, but are not limited to, the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, production taxes, debt service costs (interest and principal), lease obligations, transportation costs, and distributions to our unitholders. We expect that our cash flows from operations and available capacity under our Revolving Credit Facility will continue to support our operations for the next 12 months.

Since inception, we have made significant investments in capital expenditures to develop our four mining complexes and related transportation infrastructure which were funded with debt and cash generated from operations.  Our operations can be capital intensive, requiring investments to expand, maintain or enhance existing operations and to meet environmental and operational regulations. Our future capital spending will be determined by the board of directors of our general partner. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures made to maintain our then current operating capacity or net income as they exist at such time as the capital expenditures are made. Our maintenance capital expenditures can be irregular, causing the amount spent on actual maintenance capital expenditures to differ materially from period-to-period.

Expansion capital expenditures are cash expenditures made to increase, over the long-term, our operating capacity or net income as they exist at such time as the capital expenditures are made. Development of the second longwall at our Sugar Camp complex was substantially completed with the start-up of the longwall on June 1, 2014.   Future longwall development and the associated expansion capital expenditures will be dependent on our operating cash flow and on our access to capital markets.  We estimate that each additional longwall mining system or complex could take approximately 24 to 48 months to develop and cost approximately $240.0 million to $425.0 million (based on our experience developing our existing operations and the projected mine plans).  In the event that the capital markets are unavailable, we are not obligated or committed to use cash for expansion capital expenditures and would adjust the timing and pace of our growth accordingly.

At June 30, 2014, the total amount outstanding under our long-term debt and capital lease obligations was $1.3 billion, compared to $1.5 billion at December 31, 2013. As of June 30, 2014, we have $208.0 million of liquidity comprised of $23.6 million in cash and availability for borrowing under our credit facility of $184.4 million.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended
	June 30, 2014	June 30, 2013
	(In Thousands)
Net cash provided by operating activities	$123,473	$129,213
Net cash used in investing activities	$(122,180)	$(76,041)
Net cash used in financing activities	$(971)	$(42,106)

Net cash provided by operating activities was $123.5 million for the six months ended June 30, 2014, compared to $129.2 million for the six months ended June 30, 2013. The decline in cash provided by operating activities is due primarily to a customer contract amendment that increased our cash flow, in excess of the revenue recognized, during the six months ended June 30, 2013.

Net cash used in investing activities was $122.2 million for the six months ended June 30, 2014, compared to $76.0 million for the six months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, we invested $118.4 million and $77.4 million, respectively, in property, plant, equipment and development. During the six months ended June 30, 2014, significant capital expenditures were made for the second longwall system at our Sugar Camp complex, including the purchase of an additional set of longwall shields and capital spend on the construction of two water treatment plants. In April 2014, we also completed the acquisition of Seneca Rebuild, LLC, a rebuild shop affiliated with The Cline Group. During the six months ended June 30, 2013, we settled outstanding coal derivative contracts prior to the underlying sales transaction occurring, resulting in the $1.0 million in cash proceeds being recorded as an investing activity.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2014, compared to $42.1 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we received proceeds from our IPO of $322.8 million, net of $27.2 million in underwriter fees and other costs and fees associated with the IPO. Net proceeds were used to repay $210.0 million of term loan principal and pay a $115.0 million distribution to Foresight Reserves and a member of management.  During the six months ended June 30, 2014, we increased our borrowings under our revolving credit facility and interim longwall financing arrangement by $54.0 million and $29.7 million, respectively. We also repaid the $61.3 million outstanding balance on the interim longwall financing, repaid $17.0 million of principal under our longwall financing and capital lease arrangements, repaid an additional $1.1 million of term loan principal and paid $2.7 million in other distributions. During the six months ended June 30, 2013, we increased our borrowings on our Senior Secured Credit Facility by $10.0 million, paid $35.2 million in distributions ($25.0 million of which was accrued for at December 31, 2012), and repaid $16.9 million of principal under our longwall financing and capital lease arrangements.

Distribution policy

We expect to make a minimum quarterly distribution in cash of $0.3375 on each common unit and subordinated unit to the extent we have sufficient cash after the establishment of reserves and payment of fees in accordance with our partnership agreement. Our partnership agreement provides that our general partner will make a determination as whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or at any amount.

On August 5, 2014, we declared a quarterly cash distribution of $0.030 per unit to all unitholders of record on August 15, 2014.  The distribution is equal to the MQD, rounded up, and prorated for the period from the closing date of the IPO to the end of the second quarter (June 23, 2014 through June 30, 2014) and is payable on August 29, 2014.

Long-Term Debt and Sale-Leaseback Financing Arrangements

Senior Notes

On August 23, 2013, FELLC issued $600.0 million of 7.875% senior notes due August 15, 2021 (the “2021 Senior Notes”) and redeemed the outstanding 2017 Senior Notes. The 2021 Senior Notes are guaranteed on a senior unsecured basis by all of the domestic operating subsidiaries of FELLC, other than Foresight Energy Finance Corporation, co-issuer of the notes. Interest is due semiannually on February 15 and August 15 of each year. The 2021 Senior Notes were issued at an initial discount of $4.3 million, which is being amortized using the effective interest method over the term of the notes.

Revolving Credit Facility and Term Loan

In August 2010, FELLC entered into a $285.0 million revolving credit facility (the “Revolving Credit Facility”), which was amended in December 2011 to increase the capacity to $400.0 million. On August 23, 2013, FELLC executed the second amendment to its credit agreement (the “Credit Agreement”) to increase the borrowing capacity under the Revolving Credit Facility from $400.0 million to $500.0 million and extend the maturity date to August 23, 2018. The Revolving Credit Facility is guaranteed by the Partnership and all of its domestic operating subsidiaries except Foresight Energy Finance Corporation. Interest on borrowings under the amended Revolving Credit Facility is based, at our election, on the London Interbank Offered Rate (“LIBOR’) plus an applicable margin or at a defined prime rate plus an applicable margin. The applicable margin is determined based on our consolidated net leverage ratio, as defined in the Credit Agreement. The weighted-average effective interest rate on borrowings under the Revolving Credit Facility as of June 30, 2014 and December 31, 2013 was 3.4% and 3.5%, respectively. We are also required to pay a 0.5% commitment fee for unutilized commitments. At June 30, 2014, we had borrowings of $313.0 million outstanding under the Revolving Credit Facility and $2.6 million outstanding in letters of credit, resulting in $184.4 million of remaining capacity under the Revolving Credit Facility.

The Credit Agreement was also amended on August 23, 2013 to incorporate the issuance of a $450.0 million senior secured term B loan (the “Term Loan”). The Term Loan required quarterly principal payments of approximately $1.1 million, which commenced on December 31, 2013. In June 2014, we repaid $210.0 million of principal with proceeds from the IPO, which was applied against the prospective scheduled quarterly principal payments.  As such, no scheduled principal payments are due until the Term Loan matures on August 23, 2020, at which point all remaining unpaid principal is due. The Term Loan bears interest at LIBOR plus 4.5%, subject to a 1% LIBOR floor. As of June 30, 2014, the interest rate on the Term Loan was 5.5% and the principal balance outstanding, excluding the unamortized debt discount of $2.1 million, was $237.8 million.

The Revolving Credit Facility is subject to customary debt covenants, including a consolidated interest coverage ratio and a consolidated net senior secured leverage ratio. As of June 30, 2014, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio was 3.34x and 1.82x, respectively. Our covenants required a consolidated interest coverage ratio of greater than 2.00x and a consolidated net senior secured leverage ratio of less than 3.25x as of June 30, 2014. In addition, both the Credit Agreement and 2021 Senior Notes carry limitations on restricted payments, which impact the timing and amount of cash available for distribution.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2013, we entered into an interim financing arrangement and a master lease agreement with a lender under which the lender financed the installment payments required under a contract with a vendor for the purchase of a set of longwall shields and related parts and equipment. The interim financing arrangement allowed for borrowings up to the expected purchase price of $63.2 million and required interest at the one-month LIBOR plus 3.95%. The $61.3 million outstanding balance under the interim longwall financing arrangement was repaid in May 2014 and the master lease arrangement was terminated.

On March 30, 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment during the third quarter of 2012, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. The capital lease obligations bear interest ranging from 5.4% to 6.3%, and principal and interest payments are due monthly over the terms of the leases. As of June 30, 2014, $36.9 million was outstanding under the capital lease obligations.

On May 14, 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in 17 equal semiannual payments through September 30, 2020. The outstanding balance as of June 30, 2014 was $67.0 million.

On January 5, 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in 17 equal semiannual payments through June 30, 2020. The outstanding balance as of June 30, 2014 was $67.2 million.

The guaranty agreements between us and the lender under both the 5.555% and 5.78% longwall financing arrangements contain certain financial covenants consistent with those of our Revolving Credit Facility.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, a subsidiary of Natural Resources Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million and were used for capital expenditures relating to the rehabilitation of the Macoupin mine and for other capital items. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At June 30, 2014, the outstanding balance of the sale-leaseback financing arrangement was $143.5 million and the effective interest rate was 14.2%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million and were used for capital expenditures, to pay down our revolving credit balance and for general corporate purposes. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At June 30, 2014, the outstanding balance of the sale-leaseback financing arrangement was $50.0 million and the effective interest rate was 14.3%.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements, including operating leases, coal reserve leases, take-or-pay transportation obligations, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets and, except for the coal reserve leases, take-or-pay transportation obligations, and operating leases, we do not expect any material impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

From time to time we use bank letters of credit to secure our obligations for certain contracts and other obligations. At June 30, 2014, we had $2.6 million of letters of credit outstanding.

We use surety bonds to secure reclamation and other miscellaneous obligations. As of June 30, 2014, we had $52.4 million of outstanding surety bonds with third parties. These bonds were primarily in place to secure post-mining reclamation. We were not required to post collateral for these bonds.

Related-Party Transactions

We engage in transactions in the normal course of business with Foresight Reserves and its affiliates, the owner of our general partner and majority owner of our common and subordinated units, and NRP and its subsidiaries. The controlling member of Foresight Reserves, Chris Cline, directly and indirectly beneficially owns an interest in the general and limited partner interests of NRP. These transactions generally include production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements.

Our general partner does not receive any management fee or other compensation for its management of us. However, in accordance with our partnership agreement, we reimburse our general partner and its affiliates for expenses incurred on our behalf. All direct and indirect general and administrative expenses are charged to us as incurred.

See Note 15 “Related-Party Transactions” and Note13 “Sales-Leaseback Financing Arrangements” to the unaudited condensed consolidated financial statements included in this report. See also “Certain Relationships and Related Party Transactions” in the Prospectus filed with the SEC on June 19, 2014.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations by updating the criteria for determining discontinued operations and modifies the disclosure requirements. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014 and we do not expect the adoption will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We will evaluate the effects, if any, adoption of this guidance will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus filed with the SEC on June 19, 2014. There have been no significant changes to our prior critical accounting policies and estimates subsequent to December 31, 2013 or new accounting pronouncements impacting our results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks include commodity price risk and interest rate risk, which are disclosed below.

Commodity Price Risk

We have commodity price risk as a result of changes in the market value of our coal. We try to minimize this risk by entering into fixed price coal supply agreements and, from time to time, commodity hedge agreements. As of June 30, 2014, we had the following contracted sales commitments for the remainder of 2014 and the years ending December 31, 2015 and 2016:

	Priced	Unpriced (or Index Based)	Total
	(Tons, in Millions)
Period from July 1, 2014 to December 31, 2014	9.5	1.3	10.8
Year ending December 31, 2015	11.3	5.1	16.4
Year ending December 31, 2016	6.0	6.6	12.6

As of June 30, 2014, we have 3.6 million tons economically hedged with forward coal derivative contracts tied to the API 2 Argus McCloskey’s coal price index to partially mitigate coal price risk on unpriced (or index based) contracts through 2017. The impact of our economic hedges to fix the selling price on unpriced (or index based) coal sales contracts is not reflected in the table above. A 10% change in the API 2 index would result in a $33.1 million change in the fair value of these derivative contracts.

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2014, of our $1,315.8 million in long-term debt and capital lease obligations outstanding, $550.8 million of outstanding borrowings have interest rates that fluctuate based on changes in the market interest rates. A one percentage point increase in the interest rates related to variable interest borrowings would result in an annualized increase in interest expense of approximately $3.7 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in design and operations as of such date.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

See Note 18, “Contingencies,” to the unaudited condensed consolidated financial statements included this report relating to certain legal proceedings, which information is incorporated by reference herein.  See also “Legal Matters” in the Prospectus filed with the SEC on June 19, 2014.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed under the heading “Risk Factors” in the Prospectus filed with the SEC on June 19, 2014, which risks could have a material adverse effect on our business, financial condition, or future results.  The risks described in the Prospectus are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, operations, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.1 of this Form 10-Q.

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2014.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Michael J. Beyer
Michael J. Beyer
President, Chief Executive Officer
and Director

/s/ Oscar A. Martinez
Oscar A. Martinez
Senior Vice President and
Chief Financial Officer

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1*	Foresight Energy LP Long-Term Incentive Plan Form of Unit Award Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012

95*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended June 30, 2014 filed in XBRL. The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed"

*	Filed herewith.

**	Furnished.