Form 10-Q
period 2014-09-30
Foresight Energy LP
filed 2014-11-07
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36503

Foresight Energy LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0778894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 North Broadway, Suite 2600, Saint Louis, MO	63102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (314) 932-6160

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2014, the registrant had 64,786,275 common units and 64,738,895 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2014	2013
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$24,771	$23,284
Accounts receivable	92,645	58,987
Due from affiliates	259	368
Inventories	98,487	71,290
Prepaid expenses	3,494	3,028
Prepaid royalties	12,010	6,330
Deferred longwall costs	24,025	14,265
Coal derivative assets	19,942	1,976
Other current assets	6,809	6,568
Total current assets	282,442	186,096
Property, plant, equipment and development, net	1,447,725	1,414,074
Prepaid royalties	71,005	73,242
Coal derivative assets	17,228	912
Other assets	28,083	35,847
Total assets	$1,846,483	$1,710,171
Liabilities and partners’ capital (deficit)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$34,471	$70,034
Accrued interest	16,979	27,645
Accounts payable	70,076	50,155
Accrued expenses and other current liabilities	38,560	37,515
Due to affiliates	15,665	9,572
Total current liabilities	175,751	194,921
Long-term debt and capital lease obligations	1,302,714	1,449,179
Sale-leaseback financing arrangements	193,434	193,434
Asset retirement obligations	20,859	20,416
Other long-term liabilities	3,876	337
Total liabilities	1,696,634	1,858,287
Limited partners' capital (deficit):
Common unitholders (64,786 units outstanding as of September 30, 2014)	245,864	—
Subordinated unitholders (64,739 units outstanding as of September 30, 2014)	(103,032)	—
Total limited partners' capital	142,832	—
Predecessor members' deficit	—	(157,356)
Noncontrolling interests	7,017	9,240
Total partners' capital (deficit)	149,849	(148,116)
Total liabilities and partners' capital (deficit)	$1,846,483	$1,710,171

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands, Except per Unit Data)
Coal sales	$299,964	$240,868	$809,365	$689,391
Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	123,535	97,376	323,064	255,825
Cost of coal purchased	11,940	—	12,672	2,163
Transportation	55,491	43,341	164,661	138,989
Depreciation, depletion and amortization	45,953	40,639	121,903	115,065
Accretion on asset retirement obligations	405	382	1,215	1,145
Selling, general and administrative	6,398	10,767	26,632	28,984
Gain on coal derivatives	(18,990)	(1,200)	(41,419)	(1,880)
Other operating loss (income), net	875	75	(1,414)	264
Operating income	74,357	49,488	202,051	148,836
Other expenses:
Loss on early extinguishment of debt	—	77,755	4,979	77,755
Interest expense, net	28,202	29,566	88,156	85,527
Net income (loss)	46,155	(57,833)	108,916	(14,446)
Less: net income attributable to noncontrolling interests	789	804	2,772	1,010
Net income (loss) attributable to controlling interests	$45,366	$(58,637)	$106,144	$(15,456)
Less: predecessor net income attributable to controlling interests prior to initial public offering			65,008
Net income subsequent to initial public offering attributable to limited partner units (June 23, 2014 through September 30, 2014)			$41,136

Net income subsequent to initial public offering available to limited partner units - basic and diluted:
Common units	$22,691		$20,619
Subordinated units	$22,675		$20,517

Net income subsequent to initial public offering per limited partner unit - basic and diluted:
Common units	$0.35		$0.32
Subordinated units	$0.35		$0.32

Weighted average limited partner units outstanding - basic and diluted:
Common units	64,786		64,786
Subordinated units	64,739		64,739

Distribution declared per limited partner unit	$0.03		$0.03

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit)

	Limited Partners		Predecessor
	Common	Subordinated	Members'	Noncontrolling	Total Partners'
	Unitholders	Unitholders	Deficit	Interests	Capital (Deficit)
	(In Thousands)
Balance at January 1, 2014	$—	$—	$(157,356)	$9,240	$(148,116)
Net income prior to initial public offering	—	—	65,008	1,781	66,789
Non-cash distributions	—	—	(12,187)	—	(12,187)
Contribution of net assets to Foresight Energy LP	(51,354)	(53,524)	104,878	—	—
Issuance of common units, net of offering costs	322,755	—	—	—	322,755
Cash distributions	(48,862)	(70,025)	(343)	(4,995)	(124,225)
Net income subsequent to initial public offering	20,619	20,517	—	991	42,127
Equity-based compensation	3,257	—	—	—	3,257
Net settlement of withholding taxes on issued unit awards	(551)	—	—	—	(551)
Balance at September 30, 2014	$245,864	$(103,032)	$—	$7,017	$149,849

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$108,916	$(14,446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	121,903	115,065
Equity-based compensation	3,257	—
Amortization of debt issuance costs and debt premium/discount	5,388	5,582
Unrealized gain on coal derivatives	(33,711)	(1,428)
Deferred revenue recognized	(174)	(3,907)
Non-cash loss on early extinguishment of debt	4,681	5,625
Other	2,332	3,594
Changes in operating assets and liabilities:
Accounts receivable	(33,658)	17,228
Due from/to affiliates, net	6,219	(2,115)
Inventories	(19,120)	(15,225)
Prepaid expenses and other current assets	(10,467)	(10,475)
Prepaid royalties	(3,443)	(611)
Coal derivative assets and liabilities	(908)	(893)
Accounts payable	19,767	4,140
Accrued interest	(10,666)	(9,679)
Accrued expenses and other current liabilities	4,148	15,066
Deferred revenue	349	10,066
Other	(651)	(867)
Net cash provided by operating activities	164,162	116,720
Cash flows from investing activities
Investment in property, plant, equipment and development	(173,609)	(128,894)
Acquisition of an affiliate	(3,822)	—
Proceeds from sale of equipment	1,619	393
Settlement of coal derivatives	—	986
Net cash used in investing activities	(175,812)	(127,515)
Cash flows from financing activities
Net increase in borrowings under revolving credit facility	83,500	23,000
Proceeds from other long-term debt	29,719	1,041,156
Payments on other long-term debt and capital lease obligations	(297,908)	(619,922)
Distributions paid	(124,225)	(410,361)
Proceeds from issuance of common units (net of underwriters' discount)	329,875	—
Initial public offering costs paid (other than underwriters' discount)	(6,976)	(72)
Debt issuance costs paid	(297)	(23,259)
Net settlement of withholding taxes on issued unit awards	(551)	—
Net cash provided by financing activities	13,137	10,542
Net increase (decrease) in cash and cash equivalents	1,487	(253)
Cash and cash equivalents, beginning of period	23,284	27,888
Cash and cash equivalents, end of period	$24,771	$27,635

Supplemental information:
Interest paid, net of amounts capitalized	$93,437	$89,613
Supplemental disclosures of non-cash financing activities:
Non-cash distributions	$12,187	$61,990

See accompanying notes.

Foresight Energy LP

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Nature of Business and Basis of Presentation

As used in this report, the terms “Foresight Energy LP,” “FELP,” the “Partnership,” “we,” “us” or like terms, refer to Foresight Energy LP and our consolidated subsidiaries and affiliates. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of Foresight Energy LLC (“FELLC”), our predecessor for accounting purposes (the “Predecessor”), and variable interest entities (“VIEs”) for which FELLC or its subsidiaries are the primary beneficiary, for all periods presented through September 30, 2014. The consolidated financial results also include the results of operations of the Partnership for the period beginning June 23, 2014, the date of the contribution of the Predecessor’s net assets to the Partnership.

FELLC, a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of management owned 0.667%. In January 2012, Foresight Energy LP (formerly named Foresight Energy Partners LP), a Delaware limited partnership, and Foresight Energy GP LLC (“general partner”), a Delaware limited liability company, were formed. FELP was formed to own FELLC and Foresight Energy GP LLC was formed to be the general partner of FELP. Prior to June 23, 2014, FELP had no operating or cash flow activity, and no recorded net assets.

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

The Partnership operates in a single reportable segment and currently operates four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Effective June 1, 2014, the second longwall system at our Sugar Camp complex transitioned from the development stage to the production stage and from that date forward was recognized in our results of operations. Mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern United States, as well as overseas markets. Intercompany transactions, including those between consolidated VIEs, FELP and its consolidated subsidiaries, are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly the Partnership’s consolidated financial position, consolidated results of operations and consolidated cash flows for all periods presented. In preparing the unaudited condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under US generally accepted accounting principles (“US GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2013 included in our prospectus filed with the SEC on June 19, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, with early adoption permitted. This standard is not currently expected to have a material effect on the Partnership's financial statement disclosures, though the ultimate impact will be dependent on the Partnership's financial condition and expected operating outlook.

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
—

The $329.9 million of proceeds received from the sale of common units to the public, net of underwriters’ discount of $20.1 million, were used to repay $210.0 million of principal on the term loan and to pay a $115.0 million distribution to Foresight Reserves and a member of management, on a pro rata basis. As of September 30, 3014, we incurred an additional $7.1 million in other offering costs which were recorded against partners’ capital.

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

On August 29, 2014, we paid a quarterly cash distribution of $0.03 per unit to all unitholders equal to the MQD, rounded-up, and prorated for the period from the closing date of the IPO to the end of the second quarter (June 23, 2014 through June 30, 2014).

On November 6, 2014, we declared a quarterly cash distribution of $0.35 per unit to all unitholders of record on November 14, 2014.  The cash distribution is in excess of the MQD and is expected to be paid on November 25, 2014.

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

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
2021 Senior Notes	$596,105	$595,795
Term Loan	235,737	444,602
Revolving Credit Facility	342,500	259,000
Interim longwall financing arrangement	—	31,616
5.78% longwall financing arrangement	67,230	72,833
5.555% longwall financing arrangement	61,875	72,187
Capital lease obligations	33,738	43,180
Total long-term debt and capital lease obligations	1,337,185	1,519,213
Less: current portion	(34,471)	(70,034)
Long-term debt and capital lease obligations	$1,302,714	$1,449,179

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

Revolving Credit Facility

The Revolving Credit Facility has a total borrowing capacity of $500.0 million. At September 30, 2014, we had borrowings of $342.5 million outstanding under the Revolving Credit Facility and $7.1 million outstanding in letters of credit. There was $150.4 million of remaining capacity under the Revolving Credit Facility as of September 30, 2014 and the weighted-average effective interest rate on borrowings as of September 30, 2014 and December 31, 2013 was 3.5%.

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

As of September 30, 2014 and December 31, 2013, we had outstanding coal derivative contracts to fix the selling price on 4.2 million tons and 2.0 million tons, respectively. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments and expected sales through 2017.  The coal derivative contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the consolidated balance sheets (see Note 17).

A summary of the unrealized and realized gains recorded on coal derivatives for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In Thousands)
Unrealized gain on coal derivatives	$16,001	$1,200	$33,711	$1,428
Realized gain on coal derivatives	2,989	—	7,708	452
Gain on coal derivatives	$18,990	$1,200	$41,419	$1,880

We received $1.0 million in proceeds during the nine months ended September 30, 2013 from the settlement of derivatives that were recorded as an investing activity in the condensed consolidated statement of cash flows because the derivative contracts were settled prior to the underlying sales contracts.

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

Upon the closing of the IPO, pre-existing cash-based compensation liability awards, which vest ratably over a three-year period from the award date, will prospectively be settled in FELP units.  As a result, on June 23, 2014, $0.6 million was reclassified from accrued expenses and other current liabilities to partners’ capital in the condensed consolidated balance sheet for the award modification from cash to 0.1 million phantom units.  No compensation expense was recorded as a result of the modification of these awards.

Subsequent to the IPO, 0.5 million phantom units were granted to employees under the LTIP, of which 0.1 million units were immediately vested upon the grant date. Also, 7,919 phantom units were granted to the independent directors, as defined by the NYSE, on the board of directors of our general partner. Upon the vesting date of phantom units, Participants will receive common units in the Partnership. These phantom units granted under the LTIP include tandem distribution equivalent rights (“DERs”) which provide for the right to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service-based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service-based vesting conditions. DERs will be settled in cash upon vesting.

The grants to employees under the LTIP were measured at their grant date fair value and the compensation expense is recognized ratably over the vesting period. The phantom units granted to the independent directors of the board of directors were initially recognized at the grant date fair value and will be remeasured at fair value over the vesting period. Total equity-based compensation costs of $1.1 million and $3.3 million was recognized for the three and nine months ended September 30, 2014. As of September 30, 2014, there was $10.1 million in total unrecognized compensation expense related to the non-vested phantom unit awards that are expected to vest which will be recognized over a weighted-average remaining service period of 2.5 years. As of September 30, 2014, the intrinsic value of the non-vested phantom unit awards expected to vest was $10.9 million.

8. Earnings per Limited Partner Unit

Limited partners’ interest in net income attributable to the Partnership and basic and diluted earnings per unit reflect net income attributable to the Partnership from the June 23, 2014 closing date of the IPO through September 30, 2014. We compute earnings per unit (“EPU”) using the two-class method for master limited partnerships as prescribed in ASC 260, Earnings Per Share. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic EPU. In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities. Under the two-class method, EPU is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

The Partnership’s net income is allocated to the limited partners, including the holders of the subordinated units, in accordance with their respective ownership percentages, after giving effect to any special income or expense allocations and incentive distributions paid to the general partner, if any. The partnership agreement contractually limits distributions to available cash as determined by our general partner; therefore, undistributed earnings of the Partnership are not allocated to the IDR holder. There were no allocations of earnings to participating securities during the periods presented below. Basic EPU is computed by dividing net earnings attributable to unitholders by the weighted-average number of units outstanding during each period. However, because our IPO was completed on June 23, 2014, the units outstanding from the IPO date are utilized for the 2014 periods presented.  Basic common units outstanding includes the 2,625,000 overallotment units offered to the underwriters, which were issued to Foresight Reserves and a member of management in July 2014, as of the IPO date. Diluted EPU reflects the potential dilution of common equivalent units that could occur if equity participation units are converted into common units.

The following table illustrates the Partnership’s calculation of net income per common and subordinated unit for the periods indicated:

	Common Unitholders	Subordinated Unitholders	Total
Three months ended September 30, 2014	(In Thousands, Except Per Unit Data)
Numerator:
Net income available to limited partner units	$22,691	$22,675	$45,366

Denominator:
Weighted-average units to calculate basic EPU	64,786	64,739	129,525
Less: effect of dilutive securities (1)	—	—	—
Weighted-average units to calculate diluted EPU	64,786	64,739	129,525

Basic net income per unit	$0.35	$0.35	$0.35
Diluted net income per unit	$0.35	$0.35	$0.35

	Common Unitholders	Subordinated Unitholders	Total
Nine months ended September 30, 2014	(In Thousands, Except Per Unit Data)
Numerator:
Net income subsequent to IPO (June 23, 2014 through September 30, 2014) available to limited partner units	$20,619	$20,517	$41,136

Denominator:
Weighted-average units to calculate basic EPU	64,786	64,739	129,525
Less: effect of dilutive securities (1)	—	—	—
Weighted-average units to calculate diluted EPU	64,786	64,739	129,525

Basic net income per unit	$0.32	$0.32	$0.32
Diluted net income per unit	$0.32	$0.32	$0.32

(1) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three and nine months ended September 30, 2014, approximately 0.7 million phantom units were anti-dilutive, and therefore excluded from the diluted EPU calculation.

9. Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Trade accounts receivable	$87,311	$54,084
Other receivables	5,334	4,903
Total accounts receivable	$92,645	$58,987

10. Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Parts and supplies	$32,598	$30,155
Raw coal	11,265	4,250
Clean coal	54,624	36,885
Total inventories	$98,487	$71,290

11. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Land, land rights and mineral rights	$106,532	$114,058
Machinery and equipment	1,092,666	984,920
Machinery and equipment under capital leases	70,500	70,500
Buildings and structures	223,372	218,037
Development costs	674,688	619,117
Other	9,747	8,564
Property, plant, equipment and development	2,177,505	2,015,196
Less: accumulated depreciation, depletion and amortization	(729,780)	(601,122)
Property, plant, equipment and development, net	$1,447,725	$1,414,074

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Employee compensation, benefits and payroll taxes	$18,590	$17,137
Taxes other than income	4,204	4,270
Royalties (non-affiliate)	3,779	2,999
Liquidated damages (non-affiliate)	6,193	7,448
Other	5,794	5,661
Total accrued expenses and other current liabilities	$38,560	$37,515

13. Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facilities to WPP, LLC (“WPP”), a subsidiary of Natural Resource Partners, LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million and were used for capital expenditures. In 2012, Sugar Camp sold certain rail facilities to HOD, LLC (“HOD”), a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million and were used for capital expenditures, to pay down debt and for general corporate purposes. NRP is an affiliated entity to the Partnership (see Note 15). In both transactions, because we had continuing involvement in the assets sold, the transactions were treated as sale-leaseback financing arrangements. In 2013, an agreement was reached between FELLC, Foresight Reserves and HOD that allows for the existing agreement with Sugar Camp to be amended in the future to include coal produced from Sugar Camp’s second longwall on what is expected to be materially consistent terms as the original agreement. Pursuant to such an amendment occurring, the consideration paid by HOD for including coal produced by Sugar Camp’s second longwall will be paid directly to Foresight Reserves. As of September 30, 2014, the outstanding principal balance on the Macoupin and Sugar Camp sale-leaseback financing arrangements was $143.5 million and $50.0 million, respectively.

The implied effective interest rate as of September 30, 2014 on the Macoupin sale-leaseback financing arrangement and the Sugar Camp sale-leaseback financing arrangement was 14.2% and 14.0%, respectively. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the consolidated statements of operations could be significant. Interest expense recorded on the Macoupin sale-leaseback was $5.2 million for the three months ended September 30, 2014 and 2013 and $14.8 million and $15.0 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense recorded on the Sugar Camp sale-leaseback was $1.4 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, and $4.9 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, interest totaling $9.2 million and $9.1 million, respectively, was accrued in the condensed consolidated balance sheets for the Sugar Camp and Macoupin sale-leaseback financing arrangements.

14. Asset Retirement Obligations

The change in the carrying amount of asset retirement obligations was as follows for the nine months ended September 30, 2014:

September 30, 2014
(In Thousands)
Balance at January 1, 2014 (including current portion)	$21,225
Accretion expense	1,215
Expenditures for reclamation activities	(772)
Balance at September 30, 2014 (including current portion)	21,668
Less: current portion of asset retirement obligations	(809)
Noncurrent portion of asset retirement obligations	$20,859

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

On August 1, 2013, FELLC entered into an equipment repair and rebuild agreement with Seneca Rebuild LLC (“Seneca Rebuild”), an affiliated entity owned indirectly by Chris Cline. The agreement called for Seneca Rebuild to be the primary provider of repair and rebuild services for mining machinery and equipment for our mines. Effective April 1, 2014, FELLC reached an agreement to acquire Seneca Rebuild. Because FELLC and Seneca Rebuild were under common control, the assets and liabilities of Seneca Rebuild were recorded by FELLC at carrying value on the acquisition date. Seneca Rebuild’s net assets on the acquisition date principally consisted of $3.4 million in plant, property and equipment and $0.5 million in inventory. The $0.3 million paid over the excess of the carrying value of the net assets of Seneca Rebuild on the acquisition date was recorded as a deemed distribution. Given the immateriality of this acquisition, the financial statements of Seneca Rebuild are reflected prospectively in the consolidated financial statements of the Partnership.

Limited Partnership Agreement

The Partnership’s general partner manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Foresight Reserves has the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to September 30, 2014.

The following table presents the affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In Thousands)
Foresight Reserves and affiliated entities	Due from affiliates	$126	$368
NRP and affiliated entities	Due from affiliates	133	—
Total		$259	$368

Foresight Reserves and affiliated entities	Due to affiliates	$7,594	$4,521
NRP and affiliated entities	Due to affiliates	8,071	5,051
Total		$15,665	$9,572

Foresight Reserves and affiliated entities	Prepaid royalties	$36,190	$37,644
NRP and affiliated entities	Prepaid royalties	43,580	39,801
Total		$79,770	$77,445

A summary of expenses (income) incurred with affiliated entities is as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In Thousands)
Royalty expense – NRP and affiliated entities(1)	$11,755	$14,051	$37,779	$37,520
Royalty expense – Foresight Reserves and affiliated entities(1)	$2,477	$3,861	$6,403	$4,298
Loadout services – NRP and affiliated entities(1)	$2,175	$2,763	$7,609	$7,537
Terminal fees – Foresight Reserves and affiliated entities(2)	$11,233	$6,857	$37,535	$20,879
Management and transportation usage fees – Foresight Reserves and affiliated entities(3)	$—	$(31)	$—	$1,488
Administrative fee income – Foresight Reserves and affiliated entities(4)	$(60)	$(15)	$(196)	$(105)

Location in the condensed consolidated statements of operations:

(1) – Cost of coal produced (excluding depreciation, depletion and amortization)

(2) – Transportation

(3) – Selling, general and administrative

(4) – Other operating loss (income), net

During the three and nine months ended September 30, 2014 and 2013, we paid an annual rental fee of $0.1 million to New River Royalty, LLC, a subsidiary of Foresight Reserves, under two land leases. We also purchased $5.8 million and $13.4 million in mining supplies from an affiliated joint venture under a supply agreement entered into in May 2013 during the three and nine months ended September 30, 2014, respectively, and $3.6 million and $6.3 million during the three and nine months ended September 30, 2013, respectively (see Note 16).

16. Variable Interest Entities (VIEs)

The consolidated financial statements include VIEs for which the Partnership or its subsidiary is the primary beneficiary. Among those VIEs consolidated by the Partnership and its subsidiaries are Mach Mining, LLC; M-Class Mining, LLC; MaRyan Mining LLC; Patton Mining LLC; Viking Mining LLC, Coal Field Construction Company LLC; Coal Field Repair Services LLC and LD Labor Company LLC (prior to the 2013 Reorganization date discussed below) (collectively, the “Contractor VIEs”). Coal Field Repair Services LLC provides contract labor for Seneca Rebuild, acquired on April 1, 2014 (see Note 15), under a cost-plus arrangement. Each of the Contractor VIEs holds a contract to provide one or more of the following services to a Partnership subsidiary: contract mining, processing and loading services, or construction and maintenance services. Each of the Contractor VIEs generally receives a nominal per ton fee ($0.01 to $0.02 per ton) above its cost of operations as compensation for services performed. All of these entities were determined not to have sufficient equity at risk and are therefore VIEs. The Partnership was determined to be the primary beneficiary of each of these entities given it controls these entities under a contractual cost-plus arrangement. During the three and nine months ended September 30, 2014, in aggregate, the Contractor VIEs earned income of $0.1 million and $0.3 million, respectively, under the contractual arrangements with the Partnership which was recorded as net income attributable to noncontrolling interests in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2013, in aggregate, the Contractor VIEs earned income of $0.1 million and $0.2 million, respectively, under the contractual arrangements with the Partnership.

On August 23, 2013, FELLC effected the 2013 Reorganization pursuant to which certain transportation assets were distributed to its members. Among the assets distributed were Adena Resources LLC (“Adena”), a subsidiary that provides water and other miscellaneous rights to the mines and Hillsboro’s coal loadout facility, including the land on which the facility is situated (collectively, the “Loadout”).

Adena has various water rights contracts that are used to provide water to the Partnership’s mines. Concurrent with the distribution of Adena to FELLC members, we entered into a water resources agreement between the Partnership’s mines and Adena providing for water resources to be available at each of the mines. As compensation for furnishing water to the mines, we pay Adena the actual cost (including capital expenditures) incurred by Adena plus an annual fee of $10,000. Adena is determined not to have sufficient equity at risk and is therefore a VIE. The Partnership is determined to be the primary beneficiary of Adena given it controls this entity under a contractual cost-plus arrangement. During the three and nine months ended September 30, 2014, Adena incurred a loss of $0.1 million and $0.4 million, respectively, which was recorded as net income attributable to noncontrolling interests in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2013, Adena incurred a loss of $0.1 million.

Subsequent to the 2013 Reorganization, Foresight Reserves placed the Loadout into a newly created subsidiary, Hillsboro Transport, LLC (“Hillsboro Transport”). A throughput agreement was entered into between Hillsboro and Hillsboro Transport for Hillsboro Transport to operate the Loadout. As compensation for operating and maintaining the Loadout, Hillsboro pays $0.99 per ton for every ton of coal loaded through the Loadout, subject to a minimum quarterly payment of $1.3 million, which began in the first quarter of 2014. Hillsboro Transport was determined not to have sufficient equity at risk as a result of the throughput agreement’s guaranteed minimum quarterly payment and is therefore a VIE. Hillsboro was determined to be the primary beneficiary of this entity as it implicitly controls Hillsboro Transport given the related-party relationship between Hillsboro and Hillsboro Transport and the fact that the sole assets held by Hillsboro Transport are unique to Hillsboro’s operations. During the three and nine months ended September 30, 2014, Hillsboro Transport earned $0.8 million and $2.9 million, respectively, in net income under this arrangement, which is presented in net income attributable to noncontrolling interests in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2013, Hillsboro Transport earned net income of $0.8 million.

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

	September 30, 2014	December 31, 2013
	(In Thousands)
Assets:
Current assets	$3,043	$4,386
Long-term assets	1,691	2,141
Total assets	$4,734	$6,527

Liabilities:
Current liabilities	$14,869	$5,310
Long-term liabilities	167	157
Total liabilities	$15,036	$5,467

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

17. Fair Value of Financial Instruments

The table below sets forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$37,170	$—	$37,170	$—
Total	$37,170	$—	$37,170	$—

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$2,020	$—	$2,020	$—
Liability Award	(11,700)	—	—	(11,700)
Total	$(9,680)	$—	$2,020	$(11,700)

The Partnership’s coal derivative contracts are valued based on direct broker quotes and corroborated with API 2 market pricing data. The liability award represents a phantom equity award (“Liability Award”) to a retired executive for which the value was determined based on the fair value, as defined in the agreement, of Foresight Reserves as of the employee’s retirement date and was adjusted for distributions made to Foresight Reserves’ members. This Liability Award fully vested in 2010 and was granted principally for services performed to develop the Partnership’s longwall mines. Prior to March 31, 2014, the Liability Award was Level 3 in the fair value hierarchy given Foresight Reserves was a private company; therefore, there was no liquid market to determine the fair value of Foresight Reserves’ equity. The fair value of the Liability Award was determined using a discounted cash flow model and corroborated with recent equity transactions at Foresight Reserves. Effective March 31, 2014, the Liability Award amount was negotiated between the Partnership and the employee to be $12.4 million; therefore, the value of this liability was contracted and therefore no longer a Level 3 liability. As of September 30, 2014, $0.4 million of the unpaid balance is recorded in accrued expenses and other current liabilities for required payments over the next year, and the remaining $3.9 million is recorded in other long-term liabilities, which will be paid out ratably over the next ten years. The note payable to the retired executive currently bears interest at 3.45%.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, are as follows:

	Fair Value at September 30, 2014
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$19,942	$17,228	$—	$—
Total	$19,942	$17,228	$—	$—

	Fair Value at December 31, 2013
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$1,976	$912	$(531)	$(337)
Liability Award	—	—	(11,700)	—
Total	$1,976	$912	$(12,231)	$(337)

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 and 2013:

Liability Award
(In Thousands)
Balance at January 1, 2014	$11,700
Recorded fair value losses (gains):
Included in earnings	690
Purchases, issuances and settlements	(12,390)
Balance at September 30, 2014	$—

Balance at January 1, 2013	$—
Recorded fair value losses (gains):
Included in earnings	716
Capitalized into development costs	(217)
Purchases, issuances and settlements	11,240
Balance at September 30, 2013	$11,739

During the nine months ended September 30, 2014 and 2013, there were no assets or liabilities that were transferred between Level 1 and Level 2.

Long-Term Debt

The fair value of long-term debt as of September 30, 2014 and December 31, 2013 was $1,240.9 million and $1,509.2 million, respectively. The fair value of long-term debt was calculated based on the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. This is considered a Level 3 fair value measurement.

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

Sugar Camp is working with the IEPA to implement a sustainable solution for the future disposal of water at the mine in compliance with its permits. Including actions required under the July CCA, Sugar Camp expects to incur capital expenditures of approximately $30.5 million, $25.5 million of which has been expended through September 30, 2014.

In November 2012, six citizens filed requests for administrative review of Revision No. 1 to Permit No. 399 for the Hillsboro mine. Revision No. 1 allowed for conversion of the currently permitted coal refuse disposal facility from a non-impounding to an impounding structure. Shortly after the filing of Revision No. 1, one citizen withdrew his request. Following a hearing on both the Illinois Department of Natural Resources’ (IDNR) and Hillsboro’s motions to dismiss, the hearing officer dismissed the claims of two of the remaining five petitioners and also limited some of the issues remaining for administrative review. In June 2014, two of the remaining three petitioners voluntarily dismissed their requests. Hillsboro has filed a motion for summary judgment on the remaining petitioner’s issue.

In June 2014, two citizens requested an administrative review of Permit No. 424 for the Hillsboro mine.  Permit No. 424 allows for the construction and operation of a second refuse disposal area at the mine.  In response to Hillsboro’s motions to dismiss, the hearing officer dismissed one of the petitioners and limited some of the appealable issues for the remaining petitioner.  Currently, the remaining petitioner and Hillsboro are conducting discovery on the final petitioner’s remaining issue. It is too early in the administrative review process to assess the Partnership’s likelihood of prevailing.

FELLC acquired the Shay No. 1 Mine at Macoupin (“Shay Mine”) in 2009. Prior to the acquisition of the mine, in 2003, ExxonMobil Coal USA, Inc. (“Exxon”), the prior owner of the Shay Mine, enrolled the mine in the IEPA’s Site Remediation Program (“SRP”) to address some concerns regarding groundwater contamination from the refuse areas. Under the SRP, Exxon and Macoupin collected and quantified requested data. In 2011, Macoupin proposed, and the IEPA accepted, a compliance commitment agreement (“CCA”) with remediation steps designed to respond to the groundwater contamination concerns. Further, in May 2013, Macoupin submitted a corrective action plan (“CAP”) with groundwater modeling to the IEPA to address the long-term compliance and corrective measures planned for the cleanup of groundwater contamination issues. In June 2013, the IEPA referred the CCA to the Illinois Attorney General’s Office for enforcement on the basis that the compliance period for the CCA extended for too long of a period for the IEPA to monitor. We believe that the CAP for the groundwater issues will be finalized and implemented through a consent decree with the Illinois Attorney General’s Office at some point in the future. As of September 30, 2014, the Partnership had accrued $12.0 million for this matter as an asset retirement obligation, as it relates to ongoing mining operations at Macoupin. However, there can be no assurance that the ultimate costs will not exceed this amount.

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

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2014, we have $1.2 million accrued, in aggregate, for various litigation matters.

Performance Bonds

We had outstanding surety bonds with third parties of approximately $53.0 million as of September 30, 2014 to secure reclamation and other performance commitments. The Partnership is not required to post collateral for these bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion may contain statements about our business, operations and industry that constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “intends,”  “plans,” “estimates,” “believes,” “expects,” “potential,”  “continues,” “may,”  “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,”  “foresees,” or the negative version of these words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations as of the filing date of this report. Our future results and financial condition and our ability to pay distributions may differ materially from those we currently anticipate as a result of various factors. Among those factors that could cause actual results to differ materially are the following:

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

Company Overview

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal mined. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of management owned 0.667%. The Cline Group, Foresight Reserves’ indirect controlling member, has well-established experience in the development and operation of coal mining facilities. Over the last 30 years, The Cline Group has acquired, permitted, developed or operated over 25 separate coal mining operations in Appalachia and the Illinois Basin.

Foresight Energy LP (“FELP”), a Delaware limited partnership, and Foresight Energy GP LLC (“FEGP” or “general partner”), a Delaware limited liability company, were formed in January 2012. FELP was formed to own FELLC and FEGP was formed to be the general partner of FELP. Prior to June 23, 2014, FELP had no operating or cash flow activity and no recorded net assets. On June 23, 2014, in connection with the initial public offering (“IPO”) of FELP, Foresight Reserves and a member of management contributed their ownership interests in FELLC to FELP for which they were issued, on a pro rata basis, 47,238,895 common units (including 2,625,000 overallotment units issued in July 2014 pursuant to the IPO) and 64,738,895 subordinated units in FELP. FELP issued 17,500,000 common units to the public at $20.00 per unit, representing a 13.5% limited partnership interest.

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

We currently operate under one reportable segment with four underground mining complexes in the Illinois Basin: Williamson, Sugar Camp and Hillsboro, all three of which are longwall operations, and Macoupin, which is currently a continuous miner operation. The Williamson and Hillsboro complexes are each operating with one longwall system and Sugar Camp is operating with two longwall systems, the second of which emerged from development on June 1, 2014.  We control over 3 billion tons of coal reserves, almost all of which exist in three large, continuous blocks of coal: two in central Illinois and one in southern Illinois.

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

Adjusted EBITDA is defined as net income attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, unrealized gains or losses on derivatives, early debt extinguishment costs and for material nonrecurring or other items which may not reflect the trend of future results. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). However, management believes that Adjusted EBITDA is useful to investors in evaluating our performance because it is a commonly used financial analysis tool for measuring and comparing companies in our industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of our operations that, when coupled with our U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of our performance or as an alternative to net cash provided by operating activities as a measure of liquidity. The primary limitation associated with the use of Adjusted EBITDA as compared to U.S GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in our industry, and (ii) it excludes financial information that some consider important in evaluating our performance. We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and U.S. GAAP results, including providing a reconciliation of Adjusted EBITDA to U.S. GAAP results, to enable users to perform their own analysis of our operating results.

Results of Operations

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Coal Sales. The following table summarizes coal sales information during the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	Percentage Change
	(In Thousands, Except Per Ton Data)
Coal sales	$299,964	$240,868	$59,096	24.5%
Tons sold(1)	6,021	4,873	1,148	23.6%
Coal sales realization(2)	$49.82	$49.43	$0.39	0.8%

(1) - Excludes tons sold of 0.2 million tons during the three months ended September 30, 2013 for our mine under development.
(2) - Coal sales realization is defined as coal sales divided by tons sold.

Coal sales increased $59.1 million to $300.0 million for the three months ended September 30, 2014 compared to the same period in the prior year primarily due to a 1.1 million ton increase in sales volume. Domestic sales volumes during the third quarter of 2014 increased 0.6 million tons to 4.3 million tons, a 17.7% increase over the third quarter of 2013 while sales volumes to international markets increased 0.5 million tons to 1.7 million tons, a 40.8% increase over the comparable prior year period. The increase in sales volume reflects a higher committed sales position in 2014 supported by the increased production volumes primarily at our Sugar Camp complex due to the start-up of a second longwall unit on June 1, 2014. The increase in sales volumes to international markets as compared to the prior year third quarter is a function of the timing of the committed international sales within each of the respective years and primarily drove the $0.39 per ton increase in coal sales realization per ton.  Our international coal sales realization is generally higher than on our domestic sales realization because the price covers the additional costs we incur to transport the coal to an export terminal.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	Percentage Change
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$123,535	$97,376	$26,159	26.9%
Produced tons sold(1)	5,744	4,873	871	17.9%
Cash cost per ton sold(2)	$21.51	$19.98	$1.53	7.7%

Tons produced(3)	6,218	4,372	1,846	42.2%

(1) - Excludes tons sold of 0.2 million during the three months ended September 30, 2013 for our mine under development.
(2) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.
(3) - Excludes production of 0.2 million tons during the three months ended September 30, 2013 for our mine under development.

Cost of coal produced (excluding depreciation, depletion and amortization) increased $26.2 million for the three months ended September 30, 2014 to $123.5 million primarily due to a 17.9% increase in sales volume compared to the same period in 2013. Cost of coal produced (excluding depreciation, depletion and amortization) also increased during the three months ended September 30, 2014 due to a $1.53 per ton increase in the overall cash cost per ton sold due primarily to increased production costs at our Hillsboro and Sugar Camp operations.  The increased costs at our Hillsboro mine were primarily a result of an underground fire which halted production for nearly a month and resulted in direct incremental costs of $2.5 million. Additionally, Hillsboro incurred higher subsidence and repairs and maintenance costs during the third quarter of 2014 as compared to the prior year period. Unit costs at Sugar Camp were higher in the third quarter of 2014 compared to the same quarter in 2013 primarily due to the introduction of an additional continuous miner development unit as well as higher roof control and water handling costs.

Cost of Coal Purchased. Cost of coal purchased for the three months ended September 30, 2014 was $11.9 million, as compared to no purchased coal being sold during the three months ended September 30, 2013. We purchased coal from third parties during the current quarter in an effort to optimize margins between our domestic and export sales.

Transportation. The cost of transportation for the three months ended September 30, 2014 increased $12.2 million over the three months ended September 30, 2013 due primarily to the 1.1 million ton increase in sales volume in addition to a $0.32 per ton increase in the average cost of transportation per ton.  The increase in transportation cost per ton from the prior year third quarter was due primarily to a higher percentage of our sales directed to the export market during the three months ended September 30, 2014.  Sales to international customers generally require us to transport coal to a gulf coast export facility resulting in longer distances and higher transportation expense compared to sales to our domestic customers.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization expense for the three months ended September 30, 2014 increased $5.3 million from the three months ended September 30, 2013 primarily due to our second longwall mining system at our Sugar Camp complex which emerged from development on June 1, 2014. In addition, we recognized $1.8 million of incremental amortization expense during the three months ended September 30, 2014 to accelerate amortization on certain Hillsboro development assets due to a change in the mine plan. The higher depreciation and amortization expense discussed above was partially offset by a $0.4 million expense decrease during the current period as a result of the distribution of the Sitran terminal, a transloading facility on the Ohio River, to Foresight Reserves in August 2013.

Selling, General and Administrative. Our selling, general and administrative expense of $6.4 million for the three months ended September 30, 2014 decreased $4.4 million from the third quarter of 2013 as the prior year third quarter had a $4.0 million higher comparative accrual rate on annual discretionary bonuses and also included $1.4 million of expense to record a phantom equity liability award to fair value. Partially offsetting the above declines was $0.4 million in equity-based compensation expense recorded during the current year third quarter and higher medical and professional services expenses as compared to the three months ended September 30, 2013.

Gain on Coal Derivatives. We recorded a gain on coal derivative contracts of $19.0 million during the three months ended September 30, 2014, as compared to a $1.2 million gain during the three months ended September 30, 2013. Of the $19.0 million gain recorded during the three months ended September 30, 2014, $16.0 million represented an unrealized gain and $3.0 million was a realized gain. The increase in the value of coal derivative contracts during the quarter was due to the decline in the API 2 coal index forward curve from June 30, 2014.

Loss on Early Extinguishment of Debt.  The $77.8 million loss on early extinguishment of debt recognized during the three months ended September 30, 2013 quarter was incurred to redeem early the 2017 Senior Notes and to write-off certain unamortized deferred debt issuance costs.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 2014 was $28.2 million, a decrease of $1.4 million, or 4.6%, compared to interest expense, net of $29.6 million for the three months ended September 30, 2013. Interest expense decreased versus the prior year third quarter due primarily to a lower effective interest rate on our outstanding senior notes resulting from the August 2013 debt refinancing, decreased borrowings under our longwall financing and capital lease arrangements and lower sale-leaseback interest charges during the three months ended September 30, 2014. Partially offsetting the decreases above was incremental interest under the term loan, which was issued in August 2013.

Adjusted EBITDA. Adjusted EBITDA increased $16.5 million, or 18.6%, to $105.0 million during the three months ended September 30, 2014 due primarily to a 1.1 million ton increase in sales volume and lower selling, general and administrative costs as compared to the prior year, offset partially by higher production costs during the current year quarter.

The table below reconciles net income (loss) attributable to controlling interests to Adjusted EBITDA:

	Three Months Ended
	September 30, 2014	September 30, 2013
	(In Thousands)
Net income (loss) attributable to controlling interests	$45,366	$(58,637)
Interest expense, net	28,202	29,566
Depreciation, depletion and amortization	45,953	40,639
Accretion on asset retirement obligations	405	382
Equity-based compensation	1,077	—
Unrealized gain on coal derivatives	(16,001)	(1,200)
Loss on early extinguishment of debt	—	77,755
Adjusted EBITDA	$105,002	$88,505

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Coal Sales. The following table summarizes coal sales information during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	Percentage Change
	(In Thousands, Except Per Ton Data)
Coal sales	$809,365	$689,391	$119,974	17.4%
Tons sold(1)	16,153	13,415	2,738	20.4%
Coal sales realization(2)	$50.11	$51.39	$(1.28)	-2.5%

(1) - Excludes tons sold of 0.2 million tons and 0.6 million tons during the nine months ended September 30, 2014 and 2013, respectively, for our mine under development.
(2) - Coal sales realization is defined as coal sales divided by tons sold.

Coal sales increased $120.0 million to $809.4 million for the nine months ended September 30, 2014 compared to the same period in 2013 due primarily to higher sales volume of 2.7 million tons. This increase was partially offset by a $1.28 per ton, or 2.5%, decrease in coal sales realization per ton.  The increase in sales volume reflects a higher committed sales position in 2014 supported  by increased production at our mines.  Domestic sales volumes increased by 2.2 million tons to 11.4 million tons over the nine months ended September 30, 2013 while international tons shipped increased 0.5 million tons to 4.8 million tons.  For the nine months ended September 30, 2014, international sales volumes represented 29.4% of total tons sold as compared to 31.7% during the nine months ended September 30, 2013. The decline in coal sales realization as compared to the prior year period is due to a lower mix of international shipments during the nine months ended September 30, 2014 as well as to a decline in realization per ton on both our domestic and international sales. Our international coal sales realization is generally higher than on our domestic sales realization because the price covers the additional costs we incur to transport the coal to an export terminal. The increased mix of domestic shipments during this period reflects the relative strength of the domestic market compared to the international market for new business.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	Percentage Change
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$323,064	$255,825	$67,239	26.3%
Produced tons sold(1)	15,859	13,375	2,484	18.6%
Cash cost per ton sold(2)	$20.37	$19.13	$1.24	6.5%

Tons produced(3)	16,856	13,820	3,036	22.0%

(1) - Excludes tons sold of 0.2 million tons and 0.6 million tons during the nine months ended September 30, 2014 and 2013, respectively, for our mine under development.
(2) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.
(3) - Excludes tons produced of 0.2 million tons and 0.6 million tons during the nine months ended September 30, 2014 and 2013, respectively, for our mine under development.

Cost of coal produced (excluding depreciation, depletion and amortization) increased $67.2 million for the nine months ended September 30, 2014 primarily due to an additional 2.5 million tons of sales compared to the nine months ended September 30, 2013, representing an 18.6% increase. Cost of coal produced (excluding depreciation, depletion and amortization) for the nine months ended September 30, 2014 also increased due to a $1.24 per ton increase in the overall cash cost per ton sold due primarily to increased production costs at our Hillsboro and Sugar Camp operations.  The increased costs at our Hillsboro mine were primarily a result of an underground fire which halted production for nearly a month and resulted in direct incremental costs of $2.5 million. Additionally, Hillsboro incurred higher subsidence, longwall and roof control costs during the nine months ended September 30, 2014 as compared to the comparable prior year period. Unit costs at Sugar Camp were higher for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the introduction of an additional continuous miner development unit as well as higher roof control, water handling and longwall costs.

Cost of Coal Purchased. Cost of coal purchased for the nine months ended September 30, 2014 was $12.7 million, as compared to $2.2 million of purchased coal being sold during the nine months ended September 30, 2013. We purchased coal from third parties during the current year period in an effort to optimize margins between our domestic and export sales.

Transportation. Our cost of transportation for the nine months ended September 30, 2014 increased $25.7 million over the nine months ended September 30, 2013 primarily due to a 2.7 million ton sales volume increase in 2014. This increase was partially offset by a $0.17 per ton decrease in the average cost of transportation.  The decline in transportation cost per ton was due to a lower percentage of our sales going to international markets during the nine months ended September 30, 2014 offset by $5.4 million higher charges for expected shortfalls on contractual throughput volume requirements, an increase in the cash cost of transporting coal through the Sitran terminal, and higher costs for transporting coal to and through our affiliate’s gulf coast export facility due to contractual rate increases.  The increase in charges for throughput volume shortfalls were mostly due to higher contractual minimum rail and terminal throughput volume requirements compared to the prior year, including at the gulf coast export facility owned by an affiliate. Our cash cost of transporting coal through the Sitran terminal increased approximately $0.64 per ton as compared to the nine months ended September 30, 2013. We began paying a throughput payment to Foresight Reserves after our distribution of the terminal in August 2013.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization expense for the nine months ended September 30, 2014 increased $6.8 million, or 5.9%, compared to the nine months ended September 30, 2013. This increase is primarily due to our second longwall mining system at the Sugar Camp complex, which emerged from development on June 1, 2014, and $5.2 million of incremental amortization expense recorded during the nine months ended September 30, 2014 to accelerate amortization on certain Hillsboro development assets due to a change in the mine plan. The higher depreciation and amortization expense discussed above was partially offset by a $1.9 million decrease during the current period as a result of the distribution of the Sitran terminal to Foresight Reserves in August 2013. The remaining variance is a function of the amount of depreciation and amortization in inventory at each period end.

Selling, General and Administrative. Our selling, general and administrative expense of $26.6 million for the nine months ended September 30, 2014 decreased $2.4 million from the nine months ended September 30, 2013 primarily as the prior year period had a $2.3 million higher comparative accrual rate on annual discretionary bonuses, included $1.9 million of incremental expense to record a phantom equity liability award to fair value and we incurred higher professional fees and travel-related expenses. Partially offsetting the above declines was $3.3 million in equity-based compensation expense recorded during the nine months ended September 30, 2014.

Gain on Coal Derivatives. We recorded a gain on coal derivative contracts of $41.4 million for the nine months ended September 30, 2014, as compared to a $1.9 million gain for the nine months ended September 30, 2013. Of the $41.4 million gain recorded for the nine months ended September 30, 2014, $33.7 million represented a net unrealized gain and $7.7 million represented a net realized gain. The gain recorded on coal derivative contracts during 2014 was due to the decline in the API 2 coal index forward curve subsequent to December 31, 2013.

Loss on Early Extinguishment of Debt. The $5.0 million loss on the early extinguishment of debt recognized during the nine months ended September 30, 2014 was due to the write-off of $2.8 million of debt issuance costs and $1.9 million in unamortized debt discount as a result of the prepayment of $210.0 million of principal on our term loan.  The remaining $0.3 million is due to the write-off of lender fees associated with a master lease agreement that we cancelled when we repaid our interim longwall financing arrangement in May 2014. The $77.8 million loss on early extinguishment of debt recognized during the nine months ended September 30, 2013 was associated with the early redemption of the 2017 Senior Notes and with the write-off of certain unamortized deferred debt issuance costs.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2014 increased $2.6 million, or 3.1%, as compared to the nine months ended September 30, 2013. The increase in interest expense is due primarily to the term loan which we issued in August 2013. Partially offsetting this increase was lower interest expense on our outstanding senior notes due to a lower effective interest rate resulting from the August 2013 debt refinancing, lower amortization on debt issuance costs due to the August 2013 debt refinancing and incremental interest costs capitalized during the nine months ended September 30, 2014. For the nine months ended September 30, 2014, we capitalized $4.3 million in interest expense compared to $2.0 million for the nine months ended September 30, 2013. The increase in capitalized interest was due to capital spending on the development of Sugar Camp’s second longwall mine and the acquisition of an additional set of longwall shields.

Net Income Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests is due primarily to the throughput agreement executed with Hillsboro Transport, LLC (“Hillsboro Transport”), a consolidated variable interest entity owned by Foresight Reserves, which requires that Hillsboro pay Hillsboro Transport a fee of $0.99 for each ton of coal passed through the loadout in exchange for Hillsboro Transport’s obligation to operate and maintain the loadout. This agreement was executed in August 2013, therefore incremental income was earned by Hillsboro Transport during the full nine-month period in the current year.

Adjusted EBITDA. Adjusted EBITDA increased $29.3 million, or 11.2%, to $291.9 million for the nine months ended September 30, 2014 due primarily to the 2.7 million ton increase in sales volume as compared to the prior year, offset partially by lower coal sales realization and higher production costs during the nine months ended September 30, 2014.

The table below reconciles net income (loss) attributable to controlling interests to Adjusted EBITDA:

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In Thousands)
Net income (loss) attributable to controlling interests	$106,144	$(15,456)
Interest expense, net	88,156	85,527
Depreciation, depletion and amortization	121,903	115,065
Accretion on asset retirement obligations	1,215	1,145
Equity-based compensation	3,257	—
Unrealized gain on coal derivatives	(33,711)	(1,428)
Loss on early extinguishment of debt	4,979	77,755
Adjusted EBITDA	$291,943	$262,608

Liquidity and Capital Resources

Our primary uses of cash include, but are not limited to, the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, production taxes, debt service costs (interest and principal), lease obligations, transportation costs and distributions to our unitholders. We expect that our cash flows from operations and available capacity under our Revolving Credit Facility will continue to support our operations for the next 12 months.

Since inception, we have made significant investments in capital expenditures to develop our four mining complexes and related transportation infrastructure which were funded with debt and cash generated from operations.  Our operations are capital intensive, requiring investments to expand, maintain or enhance existing operations and to meet environmental and operational regulations. Our future capital spending will be determined by the board of directors of our general partner. Our capital requirements consist of maintenance and expansion capital expenditures. Maintenance capital expenditures are cash expenditures made to maintain our then current operating capacity or net income as they exist at such time as the capital expenditures are made. Our maintenance capital expenditures can be irregular, causing the amount spent on actual maintenance capital expenditures to differ materially from period to period.

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

As of September 30, 2014, the total amount outstanding under our long-term debt and capital lease obligations was $1.3 billion, compared to $1.5 billion at December 31, 2013. As of September 30, 2014, we have $175.2 million of liquidity comprised of $24.8 million in cash and availability for borrowing under our credit facility of $150.4 million.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In Thousands)
Net cash provided by operating activities	$164,162	$116,720
Net cash used in investing activities	$(175,812)	$(127,515)
Net cash provided by financing activities	$13,137	$10,542

Net cash provided by operating activities was $164.2 million for the nine months ended September 30, 2014, compared to $116.7 million for the nine months ended September 30, 2013. The increase in cash provided by operating activities is due primarily to $72.1 million of cash utilized for the early extinguishment of the 2017 Senior Notes in the prior year period.  The net cash provided by operating activities during the nine months ended September 30, 2014 was impacted by a $33.7 million increase in accounts receivable due to substantial sales in the last month of the period which, along with changes in other working capital accounts, offset the increase in Adjusted EBITDA as compared to the nine months ended September 30, 2013.

Net cash used in investing activities was $175.8 million for the nine months ended September 30, 2014, compared to $127.5 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, we invested $173.6 million and $128.9 million, respectively, in property, plant, equipment and development. During the nine months ended September 30, 2014, significant capital expenditures were made for the second longwall system at our Sugar Camp complex, including the purchase of an additional set of longwall shields, the construction of two water treatment plants at our Sugar Camp complex and refuse expansion at Hillsboro. During the nine months ended September 30, 2013, we invested in the development of the second longwall system at our Sugar Camp complex and settled outstanding coal derivative contracts prior to the underlying sales transaction occurring, resulting in $1.0 million in cash proceeds being recorded as an investing activity.

Net cash provided by financing activities was $13.1 million for the nine months ended September 30, 2014, compared to $10.5 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received proceeds from our IPO of $322.9 million, net of $27.1 million in underwriter fees and other costs and fees associated with the IPO. Net proceeds from the IPO were used to repay $210.0 million of term loan principal and pay a $115.0 million distribution to Foresight Reserves and a member of management.  During the nine months ended September 30, 2014, we increased our borrowings under our revolving credit facility by $83.5 million for which approximately $63.2 million was due to the expiration of the interim longwall financing arrangement in May 2014. During the current year period, we also repaid $25.3 million of principal under our longwall financing and capital lease arrangements, repaid an additional $1.1 million of term loan principal and paid $9.2 million in other cash distributions (including noncontrolling interest distributions). During the nine months ended September 30, 2013, we issued $450.0 million in term notes, increased borrowings under our revolving credit facility by $23.0 million, paid $410.4 million in distributions ($25.0 million of which was accrued for as of December 31, 2012), paid $23.3 million in debt fees associated with the debt refinancing, and repaid $19.9 million of principal under our longwall financing and capital lease arrangements.

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

On August 29, 2014, we paid a quarterly cash distribution of $0.030 per unit to all unitholders which was equal to the MQD, rounded up, and prorated for the period from the closing date of the IPO to the end of the second quarter (June 23, 2014 through June 30, 2014).

On November 6, 2014, we declared a quarterly cash distribution of $0.35 per unit to all unitholders of record on November 14, 2014.  The cash distribution is in excess of the MQD and is expected to be paid on November 25, 2014.

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

Revolving Credit Facility and Term Loan

In August 2010, FELLC entered into a $285.0 million revolving credit facility (the “Revolving Credit Facility”), which was amended in December 2011 to increase the capacity to $400.0 million. On August 23, 2013, FELLC executed the second amendment to its credit agreement (the “Credit Agreement”) to increase the borrowing capacity under the Revolving Credit Facility from $400.0 million to $500.0 million and extend the maturity date to August 23, 2018. The Revolving Credit Facility is guaranteed by the Partnership and all of its domestic operating subsidiaries except Foresight Energy Finance Corporation. Interest on borrowings under the amended Revolving Credit Facility is based, at our election, on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at a defined prime rate plus an applicable margin. The applicable margin is determined based on our consolidated net leverage ratio, as defined in the Credit Agreement. The weighted-average effective interest rate on borrowings under the Revolving Credit Facility as of September 30, 2014 and December 31, 2013 was 3.5%. We are also required to pay a 0.5% commitment fee for unutilized capacity. At September 30, 2014, we had borrowings of $342.5 million outstanding under the Revolving Credit Facility and $7.1 million outstanding in letters of credit, resulting in $150.4 million of remaining capacity under the Revolving Credit Facility.

The Credit Agreement was also amended on August 23, 2013 to incorporate the issuance of a $450.0 million senior secured term loan (the “Term Loan”). The Term Loan required quarterly principal payments of approximately $1.1 million, which commenced on December 31, 2013. In June 2014, we repaid $210.0 million of principal with proceeds from the IPO, which was applied against the prospective scheduled quarterly principal payments.  As such, no scheduled principal payments are due until the Term Loan matures on August 23, 2020, at which point all remaining unpaid principal is due. The Term Loan bears interest at LIBOR plus 4.5%, subject to a 1% LIBOR floor. As of September 30, 2014, the interest rate on the Term Loan was 5.5% and the principal balance outstanding, excluding the unamortized debt discount of $2.0 million, was $237.8 million.

The Revolving Credit Facility is subject to customary debt covenants, including a consolidated interest coverage ratio and a consolidated net senior secured leverage ratio. As of September 30, 2014, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio was 3.64x and 1.68x, respectively. Our covenants required a consolidated interest coverage ratio of greater than 2.00x and a consolidated net senior secured leverage ratio of less than 3.00x as of September 30, 2014. In addition, both the Credit Agreement and 2021 Senior Notes carry limitations on restricted payments, which impact the timing and amount of cash available for distribution.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2013, we entered into an interim financing arrangement and a master lease agreement with a lender under which the lender financed the installment payments required under a contract with a vendor for the purchase of a set of longwall shields and related parts and equipment. The interim financing arrangement allowed for borrowings up to the expected purchase price of $63.2 million and required interest at the one-month LIBOR plus 3.95%. The $61.3 million outstanding balance under the interim longwall financing arrangement was repaid in May 2014 and the master lease arrangement was terminated. The Partnership is currently pursuing long-term financing of the longwall shields.

On March 30, 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment during the third quarter of 2012, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. The capital lease obligations bear interest ranging from 5.4% to 6.3%, and principal and interest payments are due monthly over the terms of the leases. As of September 30, 2014, $33.7 million was outstanding under the capital lease obligations.

On May 14, 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in 17 equal semiannual payments through September 30, 2020. The outstanding balance as of September 30, 2014 was $61.9 million.

On January 5, 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in 17 equal semiannual payments through June 30, 2020. The outstanding balance as of September 30, 2014 was $67.2 million.

The guaranty agreements with the lender under both the 5.555% and 5.78% longwall financing arrangements contain certain financial covenants consistent with those of our Revolving Credit Facility.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, a subsidiary of Natural Resources Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million and were used for capital expenditures relating to the rehabilitation of the Macoupin mine and for other capital items. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At September 30, 2014, the outstanding balance of the sale-leaseback financing arrangement was $143.5 million and the effective interest rate was 14.2%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million and were used for capital expenditures, to pay down our revolving credit balance and for general corporate purposes. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At September 30, 2014, the outstanding balance of the sale-leaseback financing arrangement was $50.0 million and the effective interest rate was 14.0%.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements, including operating leases, coal reserve leases, take-or-pay transportation obligations, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets and, except for the coal reserve leases, take-or-pay transportation obligations and operating leases, we do not expect any material impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At September 30, 2014, we had $7.1 million of letters of credit outstanding.

We use surety bonds to secure reclamation and other miscellaneous obligations. As of September 30, 2014, we had $53.0 million of outstanding surety bonds with third parties. These bonds were primarily in place to secure post-mining reclamation. We were not required to post collateral for these bonds.

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

See Note 15 “Related-Party Transactions” and Note 13 “Sale-Leaseback Financing Arrangements” to the unaudited condensed consolidated financial statements included in this report. See also “Certain Relationships and Related Party Transactions” in the Prospectus filed with the SEC on June 19, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, with early adoption permitted. This standard is not currently expected to have a material effect on the Partnership's financial statement disclosures, though the ultimate impact will be dependent on the Partnership's financial condition and expected operating outlook.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus filed with the SEC on June 19, 2014. There have been no significant changes to our prior critical accounting policies and estimates subsequent to December 31, 2013, or new accounting pronouncements impacting our results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks include commodity price risk and interest rate risk, which are disclosed below.

Commodity Price Risk

We have commodity price risk as a result of changes in the market value of our coal. We try to minimize this risk by entering into fixed price coal supply agreements and, from time to time, commodity hedge agreements. As of September 30, 2014, we had the following contracted sales commitments for the years ending December 31, 2015 and 2016:

	Priced	Unpriced (or Index Based)	Total
	(Tons, in Millions)
Year ending December 31, 2015	14.6	3.5	18.1
Year ending December 31, 2016	8.4	4.9	13.3

As of September 30, 2014, we have 4.2 million tons economically hedged with forward coal derivative contracts tied to the API 2 coal price index to partially mitigate coal price risk through 2017. The impact of our economic hedges to fix the selling price on unpriced (or index-based) coal sales contracts and forecasted sales is not reflected in the table above. A 10% change in the API 2 index would result in a $39.0 million change in the fair value of these derivative contracts.

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2014, of our $1.3 billion in long-term debt and capital lease obligations outstanding, $580.3 million of outstanding borrowings have interest rates that fluctuate based on changes in the market interest rates. A one percentage point increase in the interest rates related to variable interest borrowings would result in an annualized increase in interest expense of approximately $4.0 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in design and operation as of such date.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

See Note 18, “Contingencies,” to the unaudited condensed consolidated financial statements included this report relating to certain legal proceedings, which information is incorporated by reference herein.  See also “Legal Matters” in the Prospectus filed with the SEC on June 19, 2014.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed under the heading “Risk Factors” in the Prospectus filed with the SEC on June 19, 2014, which risks could have a material adverse effect on our business, financial condition, or future results.  The risks described in the Prospectus are not the only risks facing us.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, operations, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.1 of this Form 10-Q.

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2014.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Michael J. Beyer
Michael J. Beyer
President, Chief Executive Officer
and Director

/s/ Oscar A. Martinez
Oscar A. Martinez
Senior Vice President and
Chief Financial Officer

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended September 30, 2014 filed in XBRL. The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed".

*	Filed herewith.

**	Furnished.