Form 10-K
period 2015-12-31
Foresight Energy LP
filed 2016-03-15
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of units held by non-affiliates of the registrant (which is exclusive also of units beneficially held by officers and directors of the registrant) as of June 30, 2015 was $327,338,397.

As of March 11, 2016, the registrant had 65,192,646 common units and 64,954,691 subordinated units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “outlook,” “estimate,” “potential,” “continues,” “may,” “will,” “seek,” “approximately,” “predict,” “anticipate,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that the future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Specifically, we continue to experience substantial financial, business, operational and reputational risks that threaten our ability to continue as a going concern and could materially affect our present expectations and projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Part I. “Item 1A. Risk Factors.”

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

PART I

Item 1. Business

We mine and market coal from reserves and operations located exclusively in the Illinois Basin. As of December 31, 2015, we have invested over $2.3 billion to construct state-of-the-art, low-cost and highly productive mining operations and related transportation infrastructure. We control over 3 billion tons of proven and probable coal in the state of Illinois, which, in addition to making us one of the largest reserve holders in the United States, provides organic growth opportunities. Our reserves consist principally of three large contiguous blocks of uniform, thick, high heat content (high Btu) thermal coal which is ideal for highly productive longwall operations. Thermal coal is used by power plants and industrial steam boilers to produce electricity or process steam.

We own four mining complexes where we operate four longwall mines and one continuous miner operation. Our four mining complexes can collectively support up to nine longwalls, with a portion of the existing surface infrastructure available to be shared among most of our potential future longwalls. Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event.

Our operations are strategically located near multiple rail and river transportation access points giving us cost-competitive transportation options. We have developed infrastructure that provides each of our four mining complexes with multiple transportation outlets including direct and indirect access to five Class I railroads. Our access to competing rail carriers as well as access to truck and barge transport provides us with operating flexibility and minimizes transportation costs. In February 2015, Foresight Reserves L.P. (“Foresight Reserves”) contributed Sitran LLC (“Sitran”), a 25 million ton per year barge-loading river terminal on the Ohio River to us. We also have contractual agreements for 6 million tons per year of export terminal capacity in the Gulf of Mexico and have long-term, fixed price transportation contracts from our mines to these terminals. These logistical arrangements provide transportation cost certainty and the flexibility to direct shipments to markets that provide the highest margin for our coal sales.

We sell a significant portion of our coal under agreements with terms of one year or longer. We market and sell our coal to a diverse customer base, including electric utility and industrial companies in the eastern United States and the international market. We sell the majority of our domestic tonnages to electric utilities with installed pollution control devices. These devices, also known as scrubbers, are designed to eliminate substantially all emissions of sulfur dioxide.

Foresight Energy LP, a Delaware limited partnership formed on January 26, 2012, completed its initial public offering on June 23, 2014 and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “FELP.” We are managed and operated by the board of directors and executive officers of our general partner, Foresight Energy GP LLC, which is owned by Foresight Reserves, Murray Energy Corporation (“Murray Energy”), and a former member of management.

Below is a diagram of our organizational and ownership structure as of March 11, 2016:

(1)

The list below details the names of our operating subsidiaries. Certain of our non-corporate operating subsidiaries rely exclusively on affiliated contract mining companies for their operations, which are consolidated as variable interest entities.

- Adena Resources LLC	- Foresight Energy Services LLC	- Sitran LLC
- Akin Energy LLC	- Foresight Receivables LLC	- Tanner Energy LLC
- American Century Minerals LLC	- Hillsboro Energy LLC	- Williamson Energy LLC
- American Century Transport LLC	- Macoupin Energy LLC
- Foresight Coal Sales LLC	- Oeneus LLC d/b/a Savatran LLC
- Foresight Energy Employee Services Corporation	- Seneca Rebuild LLC

(2)	Includes common units held by executive officers and directors (other than Christopher Cline).

Debt Defaults

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy constituted a “change of control” under the indenture (the “Indenture”) governing our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015.

Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our other debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under Foresight Energy LLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s receivables securitization program and certain other financing arrangements, including our longwall financing arrangements. The existence of an event of default has prohibited us access to borrowings or other extensions of credit under our Revolving Credit Facility.

On December 18, 2015, we entered into a forbearance agreement (as amended, the “Notes Forbearance Agreement”) with Wilmington Savings Fund Society, FSB, as successor indenture trustee (the “Trustee”), and certain holders of the 2021 Senior Notes who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes (the “Consenting Noteholders”). Under the Notes Forbearance Agreement, the Consenting Noteholders and the Trustee agreed to forbear from exercising certain rights and remedies to which they may be entitled in respect of the 2021 Senior Notes or under the Indenture. The Notes Forbearance Agreement currently remains in effect through March 15, 2016, unless extended by the Consenting Noteholders in their sole discretion. There can be no assurances that the Consenting Noteholders will agree to any extension of the Notes Forbearance Agreement or that, if such forbearance agreement is terminated early or otherwise expires or terminates pursuant to its terms, the requisite noteholders under the Indenture will not pursue any and all remedies available to them under the Indenture or otherwise.

On January 27, 2016, we entered into a forbearance agreement in respect of our securitization program (as amended, the “Securitization Forbearance Agreement”), pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through March 15, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that, if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Securitization Forbearance Agreement, the receivables facility was amended to permanently reduce commitments to $50.0 million in total, and we may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables. Any extensions of credit by the lenders during the forbearance period are in their sole and absolute discretion.

We have not entered into forbearance agreements with the lenders under our Credit Agreement or the lenders under our equipment financing arrangements. Therefore, the lenders under the Credit Agreement and our equipment financing arrangements may exercise any remedies available to them at any time. The remedies available to the lenders under the Credit Agreement include acceleration of the indebtedness owed thereunder and exercising remedies with respect to our collateral securing such indebtedness. There can be no assurances that our creditors will not accelerate the indebtedness under their respective facilities or exercise any rights or remedies to which they are entitled.

On February 16, 2016, we did not pay the accrued interest owed to holders of the 2021 Senior Notes on such day and elected to exercise the 30-day grace period with respect to the interest payment due under the Indenture. The aggregate amount of the interest payment due is $23.6 million. If we do not make the interest payment by the end of the 30-day grace period, an additional event of default will exist under the Indenture. In addition, an event of default will exist under the Credit Agreement, Foresight Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries.

Our auditor’s opinion in connection with our 2015 financial statements includes an explanatory paragraph regarding the uncertainty of the Partnership’s ability to continue as a “going concern” which will result in an additional default under the terms of the Credit Agreement as well as the 2021 Senior Notes, Foresight Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries, because these agreements require delivery of financial statements without a going concern explanatory paragraph in the auditor opinion.

We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes (the “Consenting Noteholders”), who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes, and our other creditors. There can be no assurance that these efforts will result in any agreement.

We have engaged financial and legal advisors to advise us regarding potential alternatives to address the issues described above. We cannot assure you that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors or the failure to extend any forbearance agreement in connection with the related negotiations would have a material adverse effect on our liquidity, financial condition and results of operations.

If an agreement on the terms of an out-of-court restructuring is not reached, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation. If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would be entitled to little or no recovery, and those claims and interests would be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our partnership units will be lost and that our unitholders would lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, will receive substantially less than the amount of their claims.

Given the difficult coal market conditions expected for 2016, we believe that there is a reasonable possibility that we may not be able to comply with our financial covenants during 2016. Failure to comply with these financial covenants would be an additional default under the terms of the Credit Agreement and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we would be required to seek one or more amendments or waivers from our lenders. We may not be able to do so on favorable terms, if at all. If we were unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing. However, we may not be able to obtain such financing on favorable terms, if at all.

For more information on the specific risks we face due to the above defaults, see Part I. “Item 1A. Risk Factors” of this report.

Mining Operations

Each of our four mining complexes operates in the Illinois Basin; with two located in Southern Illinois and two located in Central Illinois. Williamson, Sugar Camp and Hillsboro are longwall operations, and Macoupin is currently a continuous miner operation. The geology, mine plan, equipment and infrastructure at each of our Williamson, Sugar Camp and Hillsboro mines are relatively similar. Each of our mining complexes has its own preparation plant and support facilities. The following map shows the location of our mining complexes and transportation network:

(1)“CN”: Canadian National line; “EVWR”: the Evansville Western line; “NS”: the Norfolk Southern line; “UP”: Union Pacific line; “BNSF”: BNSF Railway line; and “CSX”: CSX Corporation line.

The table below summarizes our operations, mining methods, transportation, reserves and production:

			Proven and	Production (3)
	Available Mining	Transportation	Probable	Year Ended December 31,
Complex	Methods (1)	Access (2)	Reserves	2015	2014	2013
			(In Millions of Tons)
Williamson	LW, CM	Rail (CN), Barge (OHR, MSR), Truck	380.7	5.6	6.5	6.7
Sugar Camp	LW, CM	Rail (CN, NS, CSX, BNSF), Barge (OHR, MSR), Truck	1,349.3	10.6	9.1	6.5
Hillsboro	LW, CM	Rail (UP, NS, CN), Barge (OHR, MSR), Truck	867.4	1.9	5.6	4.8
Macoupin	CM, LW	Rail (UP, NS, CN), Barge (OHR, MSR), Truck	455.1	2.0	1.6	0.7
			3,052.5	20.1	22.8	18.7

(1)	LW: Longwall; CM: Continuous miner. Williamson, Sugar Camp and Hillsboro use CM for development sections only. Macoupin does not currently mine with a longwall.
(2)

CN: Canadian National Railway Company; UP: Union Pacific Railroad Corporation; NS: Norfolk Southern Corporation; CSX: CSX Corporation; BNSF: BNSF Railway Company; OHR: Ohio River; MSR: Mississippi River.

(3)	As reported by the Mine Safety and Health Administration (“MSHA”), inclusive of tons produced for certain mines in development.

Longwall mining is a highly-automated, underground mining technique that generates high volumes of low-cost coal production and is typically supported by one or two continuous mining units. While the continuous mining units contribute to coal production, the primary function is to prepare an area of the mine for longwall operations. A longwall mining system uses a shearer to cut the coal, self-advancing roof supports to protect the miners working at the longwall face and an armored face conveyor to transport the coal. The longwall mining system is highly productive due to the continuous nature of coal production and the high volume of coal produced relative to the number of personnel required to operate the system.

Below is an illustrative diagram of the longwall mining process:

We have been able to sustain our high productivity and low operating costs since we started our first longwall in 2008 and the high productivity at the newer mines we have developed demonstrates the repeatability of our mine design. The high productivity translates into low costs and, in 2015, our operations had an average cash cost of $23.67 per ton sold. We operated four of the ten most productive underground coal mines in the United States during 2015 on a clean tons produced per man hour basis based on MSHA data, as illustrated below.

Source: MSHA data. Note: The chart above displays the top 25 most productive underground mines out of 210 mines with over 100,000 tons produced during 2015 on a clean tons produced per man hour basis. Darker shading denotes mines owned by Foresight Energy LP. Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event.

All of our mining operations utilize affiliated non-union contract mining companies that operate under contractual mining agreements. See “Employees and Labor Relations.”  As of December 31, 2015, we had 30 corporate employees and our affiliated contract mining companies, which we consolidate as variable interest entities, employed 760 contractors involved in mining and mining-related operations.

Williamson Mining Complex

Our Williamson mine is wholly-owned by our subsidiary Williamson Energy, LLC (“Williamson”) and is located in southern Illinois near the town of Marion. Williamson is the first mine we developed, with longwall mining production commencing in 2008. The mine operates in the Herrin No. 6 Seam, using one longwall system and two continuous miner units to develop the mains and gate roads for its longwall panels. Coal is washed at Williamson’s 2,000 tons-per-hour (“tph”) preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Williamson’s coal is shipped via the CN railroad to the Ohio and Mississippi Rivers to serve the domestic thermal market or to a terminal near New Orleans to serve the international thermal market. Williamson has access to several barge facilities on the Ohio and Mississippi Rivers and two vessel loading facilities near New Orleans. Williamson was the most productive underground coal mine in the United States in 2015 on a clean tons produced per man hour basis based on MSHA data.

Sugar Camp Mining Complex

Our Sugar Camp mine is wholly-owned by our subsidiary Sugar Camp Energy, LLC (“Sugar Camp”), and is located in southern Illinois approximately 12 miles north of Williamson. Sugar Camp’s first longwall system began production in the first quarter of 2012 and its second longwall system began production in the second quarter of 2014. Sugar Camp’s original infrastructure, including its bottom development, slope belt, material handling system and rail loadout, supports both longwalls. Sugar Camp operates in the Herrin No. 6 Seam and uses a similar mine design and equipment as Williamson. With additional equipment, infrastructure and mine development, Sugar Camp has the capacity to add two incremental longwall systems. Coal is washed at Sugar Camp’s two 2,000 tph preparation plants, stockpiled and then shipped by rail to our customers or a terminal. Sugar Camp has direct access to the CN railroad which can deliver its coal to the Ohio and Mississippi Rivers to serve the domestic thermal market or to a terminal near New Orleans to serve the international thermal market. Sugar Camp also has indirect access to the NS, BNSF and CSX railroads. Sugar Camp was the second most productive underground coal mine in the United States in 2015 on a clean tons produced per man hour basis based on MSHA data.

Hillsboro Mining Complex

Our Hillsboro mine is wholly-owned by our subsidiary Hillsboro Energy LLC (“Hillsboro”), and is located in central Illinois near the town of Hillsboro. Hillsboro’s longwall mining system began production in the third quarter of 2012. The mine operates in the Herrin No. 6 Seam and uses similar mine design and similar equipment as Williamson and Sugar Camp. Coal is washed at Hillsboro’s 2,000 tph preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Hillsboro has direct access to the UP and NS railroads and indirect access to the CN railroad, which allows for the delivery of its coal directly to customers or to the Ohio and Mississippi Rivers in order to serve the domestic thermal market or the international thermal market through a terminal near New Orleans. For the period Hillsboro operated during 2015, it was the fourth most productive underground coal mine in the United States on a clean tons produced per man hour basis based on MSHA data.

Our Hillsboro mine experienced an underground combustion event beginning in March 2015. Thus far, we have been unsuccessful at permanently extinguishing the fire. On March 1, 2016, we asked MSHA for permission to take the next step of temporarily sealing the entire mine to reduce or eliminate oxygen flow paths into the mine. We are uncertain as to when production will resume at this operation but we will continue to work closely with MSHA and the Illinois Office of Mines and Minerals Mine Safety and Training Division to ensure the safety of our employees throughout the process and to explore alternatives to safely resolve this issue.

Macoupin Mining Complex

Our Macoupin mine is wholly-owned by our subsidiary Macoupin Energy LLC (“Macoupin”), and is located in central Illinois near the town of Carlinville. We acquired the Macoupin mine from ExxonMobil Coal USA, Inc. (“Exxon”) in 2009. Following the acquisition from Exxon, Macoupin sealed the majority of the previously mined area and implemented a new mine plan and design. In addition, the surface facilities were upgraded, including the rehabilitation of the preparation plant. Coal production began in 2009 with a single continuous miner super-section utilizing battery powered coal haulers. An additional continuous miner unit was added in 2011 using a flexible conveyor train system rather than coal haulers. Coal is washed at Macoupin’s 850 tph preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Macoupin has direct access to both the UP and NS railroads and indirect access to the CN railroad, which allows for the delivery of its coal directly to customers or to the Ohio and Mississippi Rivers to serve the domestic thermal market or the international thermal market through a terminal near New Orleans. Macoupin was the seventh most productive underground coal mine in the United States in 2015 on a clean tons produced per man hour basis based on MSHA data.

Transportation

Our coal is transported to our domestic customers and export terminal facilities by rail, barge and truck. Depending on the proximity of our customers to the mines and the transportation available to deliver coal to that customer, transportation costs can be a substantial part of the total delivered cost of coal. Because our reserves and mines are favorably located near multiple rail and river transportation options, we believe we can negotiate advantageous transportation rates, allowing us to keep our transportation costs relatively low while providing broad market access for our coal.

We have direct and indirect rail access to domestic customers via five Class I railroads, river access to domestic customers via various Ohio and Mississippi River terminals, and river and rail access to coal export terminals for shipping to international customers. We have agreements with rail carriers that vary in initial length from one to twenty years. We also have favorable access to the international market through the CN railroad and export terminals through long-term contractual arrangements. The international market provides us with an alternative to the domestic market and has historically been an important economic outlet for our coal. While transportation costs are higher for exports to the international market, we could, in certain market conditions, receive higher coal sale prices on export sales which partially offset the higher transportation costs. Rates and practices of the transportation companies serving a particular mine or customer may affect our marketing efforts with respect to coal produced from the relevant mine.

For the year ended December 31, 2015, approximately 25.3% of our coal sales volume was shipped to our domestic customers by barge, 50.5% to our domestic customers by rail or truck and 24.2% was shipped to our international customers.

In February 2015, Foresight Reserves and a former member of management contributed the Sitran terminal to the Partnership. Sitran is a high-capacity coal transloading facility on the Ohio River near Evansville, Indiana to which each of our mines has access. The facility currently has a single rail loop, a bottom discharge rail car unloader, stacking tubes to facilitate ground storage and blending, barge loading capabilities and throughput capacity of 25 million tons of coal per year. The terminal has the potential for a dual rail loop that would have capacity for two loaded and two empty unit trains.

Coal Marketing and Sales

During the years ended December 31, 2015, 2014 and 2013, we generated total revenues of $984.9 million, $1,109.4 million and $957.4 million, respectively. Our primary domestic customers are electric utility companies in the eastern half of the United States. Our three largest customers in 2015 were The Southern Company, Dayton Power and Light Company and EDF Trading, representing approximately 21.5%, 11.9% and 10.7% of our total tons sold, respectively. We believe the growth of our business, our ability to compete through our low-cost structure and the diversification of our customer base helps to mitigate our exposure to the loss of any one customer. However, if these three customers or any of our largest customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to our largest customers on terms as favorable to us as the terms under our current contracts, our results of operations may be materially adversely affected.

The international thermal coal market has also been a substantial part of our business with direct and indirect sales to end users in Europe, South America, Africa and Asia. During the years ended December 31, 2015, 2014 and 2013, export tons represented approximately 24%, 30% and 33% of tons sold, respectively. The charts below illustrate our sales mix, by destination, for the years ended December 31, 2013, 2014 and 2015.

Our management actively monitors trends in contract pricing and seek to enter into coal sales contracts at favorable prices. Many of our contracts allow us to substitute coal from our other mining complexes. For 2016, we have 18.4 million tons of our projected production contractually committed with 23 separate customers.

The terms of our coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts, including price adjustment features, price reopener terms, coal quality requirements, quantity adjustment mechanisms, permitted sources of supply, future regulatory changes, extension options, force majeure provisions, and termination and assignment provisions, vary significantly by customer.

Most of our coal supply agreements contain provisions requiring us to deliver coal within certain ranges for specific quality characteristics such as heat content, sulfur, and ash. Failure to meet these conditions could result in substantial price reductions or suspension or termination of the contract at the election of the customer. Although the volume to be delivered under a long-term contract is stipulated, either party may vary the timing of delivery based on certain contractual provisions. Contracts also typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events beyond the control of the affected party, including labor disputes. Some contracts may terminate upon continuance of an event of force majeure for an extended period. Some of our long-term contracts provide for a predetermined adjustment to the stipulated base price at times specified in the agreement or at other periodic intervals to account for changes in prevailing market prices.

In addition, most of our contracts contain provisions permitting us to adjust the base price due to compliance with new statutes, ordinances or regulations that affect our costs related to performance of the agreement. Also, some of our contracts contain provisions that allow for the recovery of certain costs incurred due to modifications or changes in the interpretations or application of any applicable government statutes.

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

Competition

The United States coal industry is highly competitive, both regionally and nationally. In the Illinois Basin, we compete primarily with coal producers such as Peabody Energy Corporation; Alliance Resource Partners, L.P.; Murray Energy Corporation; Armstrong Energy Inc. and Sunrise Coal LLC. Outside of the Illinois Basin, we compete broadly for coal sales with other United States-based producers of thermal coal and we compete internationally with numerous global coal producers.

A number of factors beyond our control affect the markets in which we sell our coal. Continued demand for our coal and the prices obtained by us depend primarily on: the coal consumption patterns of the electricity industry in the United States and elsewhere around the world; the availability, location, cost of transportation and price of competing coal; and other electricity generation and fuel supply sources such as natural gas, oil, nuclear, hydroelectric and renewable energy. Coal consumption patterns are affected primarily by the demand for electricity, the amount of coal supply in the market, environmental and other governmental regulations and technological developments. The most important factors on which we compete are price, coal quality characteristics and reliability of supply.

Segments

We operate as a single reportable segment. See Item 8. “Financial Statements and Supplementary Data” for our consolidated revenues and total assets.

Employees and Labor Relations

We do not have direct employees at Foresight Energy LP. Our 30 corporate employees are employed by Foresight Energy Services LLC. Each of our operating subsidiaries has a contract in place with an affiliated contract operator for the mining and processing of all coal produced at our mines. As of December 31, 2015, through the contracts described below, our operations had approximately 760 contractor employees. None of our operations have employees represented by a union.

Each of the contract mining operators, who are under common ownership, are managed by their own senior mine managers and executives. The mining operators are managed by an executive management team who are employed by Coal Field Construction Company, LLC (“Coal Field”), a variable interest entity that we have deemed to be an affiliate for accounting purposes. Coal Field is the entity responsible for managing our contractors and providing maintenance and construction services for the Partnership. The executive management team has on average 22 years of experience in the industry, including an average of 9 years of experience at our mining complexes. Most of the individual mine managers managing our mines have a bachelor’s degree in mining, civil engineering or business administration, while some have advanced degrees in occupational safety or certifications as professional engineers. We believe each of these senior mine managers and the executive management team have the relevant experience and qualifications necessary to ensure the efficient and safe operation of each of our mines. In turn, management of the Partnership that oversees the contract mine operators has broad and extensive industry experience. Responsibilities of management of the Partnership who oversee the contract mine operators include: (i) day-to-day review of the safety and environmental laws and regulations at the federal, state and local enforcement levels; (ii) establishing the contractors’ production levels; and (iii) approval of mine plans, operating budgets and material capital expenditures.

Mining Agreements

Certain of our operating subsidiaries are party to a Contract Mining Agreement (“Contract Mining Agreement”) and Coal Processing Agreement (“Coal Processing Agreement” and, together with the Contract Mining Agreement, the “Mining Agreements”) with their respective affiliated contractor, each of which we account for as a variable interest entity. Pursuant to the Mining Agreements, each contractor is required to furnish all manpower, parts, security services, machinery, tools, power, fuel, explosives, water, materials, supplies and all other items necessary to (i) construct, maintain and periodically rehabilitate a mine site on the premises specified in the contract; (ii) mine the premises specified in the contract by modern and efficient deep mining methods; (iii) load, deliver and transport the coal from the premises; (iv) operate and manage the coal processing and loading facility (each, a “Facility”); (v) operate the beltlines transporting raw coal into the prep plant; (vi) wash and process raw coal through the applicable Facility; (vii) at our request, blend coal; (viii) dispose of, stockpile, handle, treat and/or store all coal refuse; and (ix) store, prepare, treat, manage and load our coal through the applicable Facility. Although each Mining Agreement permits us to require the contract miner to provide parts and equipment, we have not historically invoked this provision. A contractor is entitled to use all mine infrastructure and fixtures belonging to us in the performance of labor services under the applicable Mining Agreements as well as mobile, non-mobile and semi-mobile equipment located on the mine premises. A contractor has the right, with our approval, to construct, operate and maintain the prep plant, loading facility, mine premises or adjacent property owned by us, as well as such buildings, equipment, improvements and roadways as may be required. Each Mining Agreement also provides the applicable contractor with a non-exclusive right to mine our coal on the premises in amounts designated by us.

Each Contract Mining Agreement has an initial term of one year, with the term thereafter automatically extended for successive one-year periods unless terminated by us or the contractor. We have the right to terminate each Contract Mining Agreement at any time, with or without cause, by giving 10 days’ prior written notice to the contractor. Each contractor has the right to terminate its Contract Mining Agreement at any time, with or without cause, by giving us 45 days’ prior written notice.

We are required to pay each contractor its costs plus $0.01 per ton for each ton of coal mined. We are responsible for all royalties required to be paid on the coal mined from the premises, all severance taxes applicable to the coal (if any), any per-ton reclamation fee or tax, any fees or taxes required to be paid under any surface coal mining laws and black lung excise tax imposed for black lung benefits. Each contractor is responsible to pay all taxes incident to the services performed under the contract, property taxes on the premises, business and occupation taxes, payroll taxes and sales and use taxes. Each contractor is also responsible and solely liable for the payment of any assessments, penalties or other fines imposed by any federal, state or local agency and for violation of any federal, state or local law or regulation arising out of the contractor’s performance of the work under the applicable Contract Mining Agreement. The employees of the contractor are not our employees and the contractor has the sole and exclusive responsibility to pay and provide benefits for such employees. Each Contract Mining Agreement also requires that the contractor maintain insurance throughout the length of the contract.

Each Coal Processing Agreement has an initial term of one year, with the term thereafter automatically extended for successive one-year periods unless terminated by us or the contractor. We have the right to terminate each Coal Processing Agreement at any time, with or without cause, by giving not less than 30 days’ prior written notice to the contractor. Each contractor has the right to terminate its Coal Processing Agreement at any time, with or without cause, by giving us not less than 30 days’ prior written notice.

We are required to pay the contractor its costs plus $0.01 per ton for each ton of coal processed and loaded through the applicable Facility for which we are paid by a purchaser of coal. Each contractor is responsible for paying all taxes incident to the services performed under the contract, property taxes on the premises, business and occupation taxes, payroll taxes, and sales and use taxes. Each contractor is also responsible and solely liable for the payment of any assessments, penalties or other fines imposed by any federal, state or local agency and for violation of any federal, state or local law or regulation arising out of the contractor’s performance of the work under the applicable Coal Processing Agreement. The employees of the contractor are not our employees and the contractor has the sole and exclusive responsibility to pay and provide benefits for such employees. Each Coal Processing Agreement also requires that the contractor maintain insurance throughout the length of the contract.

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

We are not aware of any notice from a governmental agency of any material non-compliance with applicable laws, regulations, or permits that the Partnership has failed to address. However, there can be no assurance that violations will not occur in the future; that we will be able to always obtain, maintain or renew required permits; or that changes in these requirements or their enforcement or the discovery of new conditions will not cause us to incur significant costs and liabilities in the future. Due to the nature of the regulatory programs that apply to our mining operations, which can impose liability even in the absence of fault and often involve subjective criteria, it is not reasonable to expect any coal mining operation to be free of citations. Certain of our current and historical mining operations use or have used or store regulated materials which, if released into the environment, may require investigation and remediation. Under certain permits, we are required to monitor groundwater quality on and adjacent to our sites and to develop and implement plans to minimize and correct land subsidence, as well as impacts on waterways and wetlands, caused by our mining operations. Major regulatory requirements are briefly discussed below.

Mine Safety and Health

In the United States, the Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977 (the “1977 Act”) and the Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”) impose stringent mine safety and health standards on all aspects of mining operations. In 1978, MSHA was created to carry out the mandates of the 1977 Act and was granted enforcement authority. MSHA is authorized to inspect all underground mining operations at least four times a year and issue citations with civil penalties for the violation of a mandatory health and safety standard. MSHA review and approval is required for a number of miner safety and welfare plans including ventilation, roof control/bolting, safety training and ground control, refuse disposal and impoundments and respirable dust. Also, the State of Illinois has its own programs for mine safety and health regulation and enforcement.

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

MSHA continues to promulgate rules that affect our mining operations. In March 2013, MSHA implemented a revised Pattern of Violations (“POV”) standard. Under the revised standard, mine operators are no longer entitled to a ninety day notice of potential POV. In addition, MSHA began screening for POV by using issued citations and orders, prior to their final adjudication. If a mine is designated as having a POV, MSHA will issue an order withdrawing miners from any areas affected by violations which pose a significant and substantial (“S&S”) hazard to the health and/or safety of miners. Once a mine is in POV status, it can be removed from that status only upon (i) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA or (ii) no POV-related withdrawal orders being issued by MSHA within ninety (90) days following the mine operator being placed on POV status. However, from time to time one or more of our operations may meet the POV screening criteria, and we cannot make assurances that one or more of our operations will not be placed into POV status, which could materially and adversely affect our results of operations.

In April 2014, MSHA issued, among other provisions, a final rule lowering certain standards for respirable dust. Specifically, the rule reduces the overall dust standard from 2.0 to 1.5 milligrams per cubic meter of air and cuts in half the standard from 1.0 to 0.5 for certain mine entries and miners with pneumoconiosis, as well as changes sampling protocols and increases governmental oversight. The final compliance dates will occur in 2016. These final rules could make compliance more costly and ventilation plans in underground coal mines more difficult to obtain.

In July 2014, MSHA issued a proposed rule that would change its civil penalty criteria. The proposed rule increases the civil penalties for those violations exhibiting more than ordinary negligence. While this rule is not final, it could, if implemented, increase the amount of civil penalties our operations pay to MSHA.

In January 2015, MSHA issued a final rule on the use of proximity detection systems on certain pieces of underground mining equipment. The rule requires, among other provisions, continuous mining machines to be equipped with electronic sensing devices that can detect the presence of miners in proximity to the machines and then cause moving or repositioning continuous mining machines to stop before contacting a miner. The final rule has a phase in period, depending upon the age of the continuous mining machine, of 8 to 36 months.

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

U.S. Environmental Laws

We are subject to various U.S. federal, state and local environmental laws. Some of these laws, as discussed below, impose stringent requirements on our coal mining operations. U.S. federal and state regulations require regular monitoring of our mines and other facilities to ensure compliance. U.S. federal and state inspectors are required to inspect our mining facilities on a frequent schedule. Future laws, regulations or orders, as well as future interpretations or more rigorous enforcement of existing laws, regulations or orders, may require increases in capital and operating costs, the extent of which we cannot predict.

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

SMCRA permit provisions include a complex set of requirements governing the following processes: coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; restoration to the approximate original contour; and re-vegetation. The disposal of coal refuse is also permitted under SMCRA. Both coarse refuse and slurry disposal areas, including the disposal of slurry underground, require permits from the Illinois Department of Natural Resources (“IDNR”).

The mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of culturally and historically important natural resources, soils, vegetation, and wildlife, as well as the assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mining and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mining and reclamation plan incorporates the provisions of SMCRA, state programs and other complementary environmental programs that affect coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land, and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal owners of the entity.

In July 2015, the OSM issued a new proposed revision to its Stream Buffer Zone Rule that would require extensive baseline data on hydrology, geology and aquatic biology in permit applications; define the “material damage” that would be prohibited outside permitted areas; require additional monitoring during mining and reclamation; impose new requirements related to listed and proposed threatened and endangered species under the Endangered Species Act; increase bonding requirements for stream restoration and restriction on the use of certain types of bonds; and expand other restoration and stream protection requirements for both surface and underground mines. OSM, in the preamble to this proposed rule, states that the rule will “prohibit mining operations that would result in dewatering of a stream to the extent that the stream would no longer be able to support existing or reasonably foreseeable uses or designated uses of the stream under the Clean Water Act and for which there are no viable measures to prevent this impact.” If this prohibition is interpreted to include longwall mining beneath streams, then our ability to fully mine our reserves with the longwall method could be materially diminished. If finalized in 2016, as currently anticipated, the proposed rule would also likely add costs and delays to the SMCRA permitting process and add costs to our operations and reclamation activities.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice of the proposed permit is given that also provides for a comment period before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and may take months or years to be reviewed and issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public and other agencies have rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations.

The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The fee on surface-mined coal is currently $0.28 per ton and the fee on deep-mined coal, which is applicable to our operations, is $0.12 per ton.

SMCRA stipulates compliance with many other major environmental statutes, including: the Clean Air Act; the Endangered Species Act; the CWA; the Resource Conservation and Recovery Act (“RCRA”) and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

Various federal and state laws, including SMCRA, require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs. As of December 31, 2015, we had outstanding surety bonds of $79.2 million primarily related to these matters. Changes in these laws or regulations could require us to obtain additional surety bonds or other forms of financial security.

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

Clean Air Act requirements that may directly or indirectly affect our operations include the following:

Acid Rain. Title IV of the Clean Air Act requires a two-phase reduction of sulfur dioxide emissions by electric utilities and applies to all coal-fired power plants generating greater than 25 megawatts of power. The affected electricity generators have sought to meet these requirements by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. We cannot accurately predict the effect of these provisions of the Clean Air Act on us in future years. We believe that implementation of the Act has resulted in increasing installations of pollution control devices as a control measure and thus, has created a growing market for our higher sulfur coal.

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

Cross-State Air Pollution Rule (“CSAPR”). The CSAPR, which was intended to replace the previously developed Clean Air Interstate Rule (“CAIR”), requires states to reduce power plant emissions that contribute to ozone or fine particle pollution in other states. Under the CSAPR, emissions reductions were to have started January 1, 2012, for SO2 and annual NOx reductions, and May 1, 2012, for ozone season NOx reductions. Several states and other parties filed suits in the United States Court of Appeals for the District of Columbia Circuit in 2011 challenging the CSAPR. On August 21, 2012, the D.C. Circuit vacated the CSAPR and ordered the EPA to continue administering CAIR, pending the promulgation of a replacement rule. It is unclear what effect, if any, CAIR will have on our operations or results. On April 29, 2014, the United States Supreme Court found that the EPA was complying with statutory requirements when it issued CSAPR and reversed the D.C. Circuit’s vacation of CSAPR. On October 23, 2014, the D.C. Circuit granted the EPA’s request to lift the stay on CSAPR. In July 2015 and on remand from the Supreme Court of the United States, the D.C. Circuit upheld the provisions of CSPAR against broad challenges to the rule, but granted certain limited relief to states that brought “as applied” challenges to their respective emissions budgets set by EPA. In November 2015, EPA issued a proposed CSAPR Rule Update in part to address the D.C. Circuit's ruling regarding emissions budgets. The Rule Update proposes implementation of CSAPR's emission budgets in the 2017 ozone season. Because U.S. utilities have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards regulations which require overlapping power plant emissions reductions, the practical impact of the reinstatement of CSAPR is expected to be limited.

Mercury and Air Toxic Standards (“MATS”). On December 16, 2011, the EPA issued the MATS to reduce emissions of toxic air pollutants, including mercury, other metals and acid gases, from new and existing coal and oil fired power plants. Under the final rule, existing power plants will have up to four years to comply with the MATS by installing or upgrading pollution controls, fuel switching, or using existing emissions controls as necessary to meet the compliance deadline. On June 29, 2015, the Supreme Court of the United States ruled that the EPA acted unreasonably when it determined that cost was irrelevant to the threshold finding that regulating these emissions was appropriate and necessary. This ruling did not overturn the rules in their entirety or allow previously-installed pollution controls to be removed. EPA has acted to address the Supreme Court ruling by issuing a proposed supplemental finding that a consideration of costs would not change its threshold finding that regulation of these pollutants is appropriate and necessary. These requirements could continue to significantly increase our customers’ costs and to cause them to reduce their demand for coal, which may materially impact our results or operations.

Greenhouse Gases (“GHG”). Increasing concern about GHG, including carbon dioxide, emitted from burning coal at electricity generation plants has led to efforts at all levels of government to reduce their emissions, which could require utilities to burn less or eliminate coal in the production of electricity. Congress has considered federal legislation to reduce GHG emissions which, among other things, could establish a cap and trade system for GHG, including carbon dioxide emitted by coal burning power plants, and requirements for electric utilities to increase their use of renewable energy such as solar and wind power. Also, the EPA has taken several recent actions under the Clean Air Act to regulate GHG emissions. These include the EPA’s finding of “endangerment” to public health and welfare from GHG, its issuance in 2009 of the Final Mandatory Reporting of Greenhouse Gases Rule, which requires large sources, including coal-fired power plants, to monitor and report GHG emissions to the EPA annually starting in 2011, and issuance of its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which requires large industrial facilities, including coal-fired power plants, to obtain permits to emit, and to use best available control technology to curb GHG emissions. In response to a recent Supreme Court decision, the EPA is scaling back its GHG permitting program in part and plans to finalize a rule by the end of 2015 to rescind certain permits issued under the Clean Air Act triggered solely because of GHG emissions. On September 20, 2013, the EPA proposed new source performance standards (“NSPS”), and in January 2014 issued final rules establishing NSPS, for GHG for new coal and oil-fired power plants, which likely will require partial carbon capture and sequestration to comply. On June 2, 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities.  EPA issued its final rules, called the Clean Power Plan (“CPP”), in August 2015. Under the CPP, nationwide carbon dioxide emissions from existing plants would be reduced by 32% by 2030, while offering states and utilities flexibility in achieving these reductions. On February 9, 2016, the U.S. Supreme Court issued a temporary stay of the CPP regulations. The stay will be in place until the D.C. Circuit Court of Appeals rules on the merits of legal challenges to those regulations, and, if following a ruling by the D.C. Circuit Court of Appeals, a writ of certiorari from the Supreme Court is sought and granted, the stay will remain in place until the Supreme Court issues its decision on the merits. While the EPA’s actions are subject to procedural delays and legal challenges, and efforts are underway in Congress to limit or remove the EPA’s authority to regulate GHG emissions, they will remain in effect unless altered by the courts or Congress.

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

Subtitle C of the RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under the RCRA. Following a large spill of coal ash waste at a coal burning power plant in Tennessee in June 2010, the EPA proposed two alternative sets of regulations governing the management and storage of coal ash: one would regulate coal ash and related ash impoundments at coal-fired power plants under federal regulations governing hazardous solid waste under Subtitle C of the RCRA and the other would regulate coal ash as a non-hazardous solid waste under Subtitle D. In December 2014, the EPA announced that it would regulate coal combustion wastes as a nonhazardous substance under Subtitle D of the RCRA rather than as hazard waste pursuant to the provisions of Subtitle C. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (“Subtitle D”) of RCRA and the finalized regulations became effective on October 19, 2015. While classifying coal combustion waste as a hazardous waste under Subtitle C would have led to more stringent requirements, the new rule could still increase customers’ operating costs and may make coal less attractive for electric utilities.

In addition, environmental groups filed a notice of intent to sue the EPA for failing to update effluent limitation guidelines (“ELG”) under the Clean Water Act for coal-fired power plants to limit discharges of toxic metals from handling of coal combustion waste. In April 2013, the EPA released its proposed revised ELG to address toxic pollutants discharged from power plants, including discharges from coal ash ponds. On November 3, 2015, EPA issued final revised ELG for the Steam Electric Power Generating category, effective January 4, 2016. These regulations, for the first time, set federal limits on certain metals in wastewater discharges from power plants. Individually and collectively, these regulations could make coal burning more expensive or less attractive for electric utilities and, in turn, impact the market for our products.

Most state hazardous waste laws exempt coal combustion waste and instead treat it as either a solid waste or a special waste. These laws may also be revised, and the EPA and the U.S. Department of Interior (“DOI”) have indicated that they intend to address placement of coal combustion waste on mine sites in a separate rulemaking. Any costs associated with handling or disposal of coal ash as hazardous waste would increase our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, potential liability for contamination caused by the past or future use, storage or disposal of ash could substantially increase.

Clean Water Act of 1972 (“CWA”)

The CWA established in-stream water quality standards and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”.) Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water.

Total Maximum Daily Load (“TMDL”) regulations establish a process by which states may designate stream segments as “impaired” (not meeting present water quality standards). Additionally, states periodically review water quality standards and related effluent limits and consider adopting more stringent limits. Industrial dischargers, including coal mines and plants, will be required to meet new TMDL effluent standards or more stringent water quality standards for these stream segments. The adoption of new TMDL regulations or more stringent water quality standards in receiving streams could hamper or delay the issuance of discharge and Section 404 permits, and if issued, could require new effluent limitations for our coal mines and could require more costly water treatment, which could adversely affect our coal production or results of operations. States are also adopting anti-degradation regulations in which a state designates certain water bodies or streams as “high quality.” These regulations would prohibit the diminution of water quality in these streams. Water discharged from coal mines to high quality streams will be required to meet or exceed new “high quality” standards. The designation of high quality streams at or in the vicinity of our coal mines could require more costly water treatment and could adversely affect our coal production or results of operations.

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

Currently, we have the necessary permits for mining operations at each of the four complexes. Continued and expanded operations will require additional or renewed permits. These additional permits may include significant permit revisions to the SMCRA mining permit and fill and dredge permits; new NPDES, new SMCRA, new impounding, and possible CWA permits for additional refuse areas; and revisions to the SMCRA permit and a NPDES construction permit for additional bleeder shafts. Due to various and, sometimes, interrelated requirements from different agencies, it is not possible to predict an average or approximate time frame required to obtain all permits and approvals to operate new or expanded mines. In addition, expanded permitting activity in Illinois coupled with challenges from environmental groups will likely increase the various agencies’ permit and approval review time in the future. Additionally, in June 2015, the EPA issued final rules expanding the definition of “Waters of the United States” that would expand the jurisdiction of EPA and the United States Army Corps of Engineers. In October 2015, the United States Court of Appeals for the Sixth Circuit issued a nationwide stay on the implementation of the Waters of the United States rule while legal challenges to the rule proceed. The stay could be lifted at any time. This rule, if implemented in its current form, could impact our ability to timely obtain necessary permits.

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

Item1A. Risk Factors

An investment in our common units involves risks. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risks described below, together with the other information in this Annual Report on Form 10-K, before investing in our common units. Our business, financial condition, results of operation and cash available for distribution could be materially and adversely affected by future events. In such case, we might not be able to make distributions on our common units, the trading price of our common units could decline, and you could lose all or part of your investment in, and expected return on, our common units.

Risks Related to Our Business

We face substantial financial, business, operational and reputational risks relating to our ongoing efforts to restructure or refinance our indebtedness, which may have a material adverse effect on our business, results of operations and financial condition.

We currently face substantial financial, business, operational and reputational risks relating to events resulting from the April 16, 2015 purchase and sale transaction with Murray Energy and our ongoing efforts to address the financial and legal issues relating thereto.

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale transaction with Murray Energy resulted in a “change of control” under the indenture (the “Indenture”) governing our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes within 30 days following the change of control.

Because several of our credit facilities include “change of control” provisions and cross-default or cross-event of default provisions, the transactions with Murray Energy also resulted, directly or indirectly, in events of default under Foresight Energy LLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s receivables securitization program and certain other financing arrangements, including our longwall financing arrangements. As a result, we have not had access to, and as of the date hereof, do not have access to borrowings or other extensions of credit under our Revolving Credit Facility, which is having an adverse effect on our liquidity.

We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes (the “Consenting Noteholders”), who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes, and our other creditors. A consensual out-of-court restructuring will require, at a minimum, that we reach an agreement on the terms thereof with the holders of the 2021 Senior Notes and our secured creditors, including our longwall financing lenders. There can be no assurance that these efforts will result in any agreement.

On December 18, 2015, we entered into a forbearance agreement (as amended, the “Notes Forbearance Agreement”) with Wilmington Savings Fund Society, FSB, as successor indenture trustee (the “Trustee”), and the Consenting Noteholders. Under the Notes Forbearance Agreement, the Consenting Noteholders and the Trustee agreed to forbear from exercising certain rights and remedies to which they may be entitled in respect of the 2021 Senior Notes or under the Indenture while the Notes Forbearance Agreement remains in effect. The Notes Forbearance Agreement currently remains in effect through March 15, 2016, unless extended by the Consenting Noteholders in their sole discretion. There can be no assurances that the Consenting Noteholders will agree to any extension of the Notes Forbearance Agreement or, if the Consenting Noteholders do agree to any extension, regarding the length of time they may be willing to continue to forbear. If the Notes Forbearance Agreement is terminated early or otherwise expires or terminates pursuant to its terms, the requisite noteholders under the Indenture may pursue any and all remedies available to them under the Indenture or otherwise.

Under the Indenture, the Trustee or holders of at least 25% of the aggregate principal amount of the 2021 Senior Notes (which may include the Consenting Noteholders) may exercise any remedies available to them in respect of the 2021 Senior Notes or under the Indenture, which includes the acceleration of the principal and unpaid interest thereunder. However, each individual Noteholder may bring suit for the enforcement of payment of principal or interest on such holder’s 2021 Senor Notes when due unless such individual Noteholder agrees otherwise.

The Noteholders could also pursue rights and remedies available to them in addition to those included in the Indenture, which includes (i) seeking the Delaware Chancery Court to enter a judgment against us, which could include an order compelling us to perform our obligations to offer to purchase the Notes, or (ii) filing other suits or proceedings (including, if available, bankruptcy proceedings) against us. If the Noteholders pursue any rights or remedies available to them or seek to enforce any judgment against us, we would likely need to file for bankruptcy.

On January 27, 2016, we entered into a forbearance agreement in respect of our securitization program (as amended, the “Securitization Forbearance Agreement”), pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through March 15, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them.

We have not entered into forbearance agreements with the lenders under our Credit Agreement or the lenders under our other financing arrangements. Therefore, the lenders under the Credit Agreement and our other lenders may exercise any remedies available to them at any time. Under the Credit Agreement, lenders representing more than 50% of the sum of the aggregate amount of outstanding indebtedness plus unused revolving loan commitments thereunder may exercise any remedies available to them in respect of such agreement, which include termination of commitments thereunder, the acceleration of the indebtedness owed thereunder and exercising remedies with respect to the collateral securing such indebtedness. The lenders could also pursue rights and remedies available to them in addition to those included in the agreements governing their respective indebtedness. There can be no assurances that our creditors will not accelerate the indebtedness under their respective facilities or exercise any rights or remedies to which they may be entitled.

On February 16, 2016, we did not pay the accrued interest owed to holders of the 2021 Senior Notes on such day and elected to exercise the 30-day grace period with respect to the interest payment due under the Indenture. The aggregate amount of the interest payment due is approximately $23.6 million. If we do not make the interest payment by the end of the 30-day grace period, an event of default will exist under the Indenture. In addition, an event of default will exist under the Credit Agreement, Foresight Receivables LLC’s securitization agreement and the credit agreements governing our equipment financings.

As of December 31, 2015, we had approximately $1.5 billion in principal amount of term loans, revolving loans, letters of credit, senior notes, capital lease obligations and equipment financing obligations outstanding. Based on the facts and circumstances discussed above, we classified all of this debt as current liabilities in our consolidated balance sheet as of December 31, 2015 which has created a substantial working capital deficiency.

Our auditor’s opinion in connection with our 2015 consolidated financial statements includes a “going concern” uncertainty explanatory paragraph which will result in an additional default under the terms of the Credit Agreement as well as the 2021 Senior Notes, Foresight Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries, because these agreements require delivery of financial statements without a “going concern” explanatory paragraph in the auditor opinion.

We have engaged financial and legal advisors to advise us regarding potential alternatives to address the issues described above. We cannot assure you that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors or the failure to extend any forbearance agreement in connection with the related negotiations would have a material adverse effect on our liquidity, financial condition and results of operations.

The holders of our 2021 Senior Notes and our other creditors have different interests, objectives and ancillary criteria that have influenced, or may influence, their willingness to negotiate with us and/or agree to certain terms of an out-of-court restructuring. At this time the terms proposed by each of the constituencies may not be acceptable to the other constituencies or us. We may have no choice but to consider restructuring alternatives, including seeking protection under Chapter 11 of the United States Bankruptcy Code.

If an agreement on the terms of an out-of-court restructuring is not reached and/or we do not otherwise remedy all events of default under the agreements governing our indebtedness, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation. If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would be entitled to little or no recovery, and those claims and interests would be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our partnership units will be lost and that our equity holders will lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, will receive substantially less than the amount of their claims.

Due to our substantial liquidity concerns and the current state of the coal markets we may be unable to continue as a going concern.

The current event of default under our 2021 Senior Notes which also resulted in events of default under our Credit Agreement, Foresight Receivables LLC’s receivables securitization program and certain other financing arrangements, including our longwall financing arrangements, threatens our ability to continue as a going concern if we are unable to reach an agreement with all of our creditors. Furthermore, on February 16, 2016 we did not pay the accrued interest owed to holders of the 2021 Senior Notes on such day and elected to exercise the 30-day grace period with respect to the interest payment due under the Indenture. The aggregate amount of the interest payment due is approximately $23.6 million. If we do not make the interest payment by the end of the grace period, an event of default will exist under the Indenture. In addition, an event of default will exist under the Credit Agreement, Foresight Receivables LLC’s securitization agreement and the credit agreements governing our equipment financings as a result of the event of default under the Indenture. Also given the difficult coal market conditions expected for 2016, we may not be able to comply with the financial covenants under our Credit Agreement. Failure to comply would be an additional default under the terms of the Credit Agreement and could result in the acceleration of all of our debt obligations. If we were unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed. The uncertainty associated with our ability to repay our outstanding debt obligations in connection with the current state of the coal markets raises substantial doubt about our ability to continue as a going concern.

Our potential for restructuring transactions may impact our business, financial condition and operations.

Due to our potential for restructuring, there is risk that, among other things:

•

we could lose some or a significant portion of our liquidity, either due to stricter credit terms from suppliers, or, in the event we undertake a Chapter 11 proceeding and conclude that we need to (i) procure but we cannot obtain any needed debtor-in-possession financing or (ii) provide adequate protection to certain secured lenders to permit us to access some or all of our cash;

•	third parties lose confidence in our ability to continue to produce coal, which could impact our ability to execute on our business strategy;
•

our suppliers, hedge counterparties, vendors and service providers could seek to renegotiate the terms of our arrangements, require financial assurances from us or terminate their relationship with us altogether;

•	sureties may require additional assurances in the form of letters of credit, cash collateral or otherwise;
•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and
•	it may become more difficult to attract, retain or replace key employees.

The occurrence of certain of these events may have a material adverse effect on our business, results of operations and financial condition.

A settlement with our creditors may involve issuances of additional equity securities by us which would dilute the ownership of our existing unitholders.

We may issue equity securities to our creditors in connection with restructuring our debt. To the extent we issue substantial additional equity securities, the ownership of our existing unitholders would be diluted and such dilution could be substantial.

We are subject to the Continued Listing Criteria of the NYSE, and our failure to satisfy these criteria may result in delisting of our common units.

Our common units are currently listed on the NYSE. In order to maintain the listing, we must maintain certain objective standards such as common unit prices, maintaining a minimum amount of unitholders’ equity and a minimum number of public unitholders. In addition to objective standards, the NYSE may delist the securities of any issuer using subjective standards such as, if in the NYSE’s opinion, the issuer’s financial condition and/or operating results appear unsatisfactory or  if any event occurs or any condition exists which makes continued listing on the NYSE inadvisable.

If the NYSE delists our common units, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities and an inability for us to obtain additional financing to fund our operations.

We may be subject to United States Bankruptcy Court proceedings in the near future, which would pose significant risks to our business and to our investors.

We are currently analyzing various alternatives to address our liquidity and capital structure, and are in active dialogue with various creditors and other relevant parties regarding a private out-of-court restructuring. We are not able to predict our success in attempting to negotiate with these parties. If an agreement is reached and we decide to pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement it through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring, or if further events or developments arise that necessitate us seeking relief in Chapter 11. It may be necessary to commence such a bankruptcy proceeding in the very near future. Also, if an agreement is not reached, action may be taken by certain of our creditors to force us into bankruptcy proceedings involuntarily.

So long as a bankruptcy proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy proceedings also might make it more difficult to retain management and other personnel necessary to the success and growth of our business. In addition, the longer a bankruptcy proceeding continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

It is not possible to predict the outcome of any bankruptcy proceeding that may be required. In the event of a bankruptcy proceeding, there can be no assurance that we would be able to restructure as a going concern or successfully propose or implement a plan of reorganization that provides for the continuation of the business post-bankruptcy. Moreover, we have a significant amount of secured indebtedness that is senior to the 2021 Senior Notes and a significant amount of total indebtedness that is senior to the partnership units in our capital structure. As a result, we believe that if we are subject to a bankruptcy court proceeding, it is likely that holders of claims and interests with respect to our equity securities, or rights to acquire our equity securities, would be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our partnership units will be lost and that our unitholders would lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, will receive substantially less than the amount of their claims.

We may not have sufficient cash from operations to enable us to resume payment of distributions.

The amount of cash we can distribute on our common and subordinated units primarily depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•	the amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;
•	the market price of coal, which is affected by the supply of and demand for domestic and foreign coal;
•	the level of our operating costs, including expenses to Murray Energy Corporation pursuant to the Management Services Agreement;
•	the pricing terms contained in our long-term contracts;
•	the price and availability of other fuels;
•	cancellation or renegotiation of contracts;
•	prevailing economic and market conditions;
•	the impact of delays in the receipt of, failure to maintain, or revocation of, necessary governmental permits;
•	the impact of existing and future environmental and climate change regulations, including those impacting coal-fired power plants;
•	the loss of, or significant reduction in, purchases by our largest customers;
•	the cost of compliance with new environmental laws;
•	the effects of new or expanded health and safety regulations;
•	air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;

•	domestic and foreign governmental regulation, including changes in governmental regulation of the mining industry or the electric utility industry;
•	the proximity to and capacity of transportation facilities;
•	transportation costs; and
•	force majeure events.

In addition, the actual amount of cash we have available for distribution depends on several other factors, including:

•	the level and timing of capital expenditures we make;
•	our debt service requirements and other liabilities;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions contained in debt agreements to which we are a party;
•	the amount of cash reserves established by our general partner; and
•	the cost of acquisitions.

Restrictions in the agreements governing our indebtedness limit our ability to make distributions to our unitholders.

The indenture governing our 2021 Senior Notes, our Senior Secured Credit Facilities and our longwall financing arrangements prohibit us from making distributions to unitholders if any default or event of default (as defined in each agreement) exists. In addition, the indenture governing our 2021 Senior Notes and our Senior Secured Credit Facilities contain covenants limiting our ability to resume payment of distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture for the 2021 Senior Notes and the Senior Secured Credit Facilities). We currently have multiple events of default under our 2021 Senior Notes, our Senior Secured Credit Facilities and our longwall financing arrangements and therefore are prohibited from paying distributions to our unitholders.  Future debt agreements, or amendments to the terms of our existing debt agreements, could impose additional or stricter limitations on our ability to make distributions.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

At December 31, 2015, our indebtedness (excluding our sale-leaseback arrangements) was approximately $1.5 billion. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations and resume payment of distributions to our unitholders:

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

We may not be able to incur debt or access the debt and equity capital markets because of the state of the coal industry and the deterioration of the financial markets.

The cost of raising money in the debt and equity capital markets has increased substantially, particularly for the U.S. coal industry, while the availability of funds from those markets generally has diminished. The cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to those of our current debt and have reduced and, in some cases, ceased to provide funding to borrowers or determined to stop providing credit to the coal industry. We may be unable to incur indebtedness under credit facilities or term loans on reasonable terms.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to refinance our existing indebtedness, take advantage of business opportunities or respond to competitive pressures, which could negatively affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

We have future mine closure and reclamation obligations the timing of and amount for which are uncertain and which require the posting of collateral to obtain sureties. Surety companies have begun requesting increased collateral to provide such sureties. If we are unable to provide sufficient financial assurances or collateral, we may be unable to provide sureties for our mine closure and reclamation obligations, which could adversely affect our ability to mine or lease the coal.

We have future mine closure and reclamation obligations which require the posting of collateral to obtain sureties. In view of the uncertainties concerning future mine closure and reclamation costs on our properties, the ultimate timing and future costs of these obligations could differ materially from our current estimates. We estimate our asset retirement obligations for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash for a third party to perform the required work. Spending estimates are escalated for inflation and market risk premium, and then discounted at the credit-adjusted, risk-free rate. Our estimates for this future liability are subject to change based on new or amendments to existing applicable laws and regulations, the nature of ongoing operations and technological innovations. Although we accrue for future costs in our consolidated balance sheets, we do not reserve cash in respect of these obligations or otherwise fund these obligations in advance. As a result, we will have significant cash outlays when we are required to close and restore mine sites that may, among other things, affect our ability to satisfy our obligations under our indebtedness and other contractual commitments and pay distributions to unitholders. We cannot assure you that we will be able to obtain financing on satisfactory terms to fund these costs, or at all.

In addition, regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. Currently, the security we provide consists of surety bonds. The premium rates and terms of the surety bonds are subject to annual renewals. As a result of the deterioration in the coal markets and the current default situation with our long-term debt, our surety companies required we post $2.5 million in collateral for our surety bonds in February 2016. If the deterioration of the coal markets continues, surety companies could require additional collateral. Our failure to maintain, or inability to acquire, surety bonds or other forms of financial assurance that are required by applicable law, contract or permit could adversely affect our ability to operate. That failure could result from a variety of factors including the lack of availability, higher expense or unfavorable market terms of new surety bonds or other forms of financial assurance. We may be unable to maintain or add to our current level of financial assurance. Additionally, any capital resources that we do utilize for this purpose will reduce our resources available for our operations and commitments as well as our ability to pay distributions to our unitholders.

Our revenues and operating profits could be negatively impacted if we are unable to extend existing agreements at comparable pricing or enter into new agreements due to competition, environmental regulations affecting our customers’ changing coal purchasing patterns or other variables.

We compete with other coal suppliers when renewing expiring agreements or entering into new agreements. If we cannot renew these coal supply agreements or find alternate customers willing to purchase our coal, our revenue and operating profits could suffer. Our customers may decide not to extend existing agreements or enter into new long-term contracts or, in the absence of long-term contracts, may decide to purchase fewer tons of coal than in the past or on different terms, including under different pricing terms or may decide not to purchase at all. Any decrease in demand may cause our customers to delay negotiations for new contracts or request lower pricing terms or seek coal from other sources. Furthermore, uncertainty caused by laws and regulations affecting electric utilities could deter our customers from entering into long-term coal supply agreements. Some long-term contracts contain provisions for termination due to environmental regulatory changes if such changes prohibit utilities from burning the contracted coal. In addition, a number of our long-term contracts are subject to price re-openers. If market prices are lower than the existing contract price, pricing for these contracts could reset to lower levels.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our results of operations.

For the year ended December 31, 2015, we derived approximately 44% of our total coal sales from our three largest customers, including 21.5% of our coal sales from our largest customer. Negotiations to extend existing agreements or enter into long-term agreements with these and other customers may not be successful, and such customers may not continue to purchase coal from us. If these three customers or any of our top customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to our top customers on terms as favorable to us as the terms under our current contracts, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders may be materially adversely affected.

Certain of our customers may seek to defer contracted shipments of coal which could affect our results of operations and liquidity.

From time to time, certain customers have sought and others may seek to delay shipments or request deferrals under existing agreements. There is no assurance that we will be able to resolve existing and potential deferrals on favorable terms, or at all. Any such deferrals may have an adverse effect on our business, results of operations and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

The extended decline in coal prices within the industry or increase in the costs of mining could continue to adversely affect our operating results and the value of our coal reserves.

Our operating results largely depend on the margins that we earn on our coal sales. Substantially all of our coal sales contracts are forward sales contracts under which customers agree to pay a specified price under their contracts for coal to be delivered in future years. The profitability of these contracts depends on our ability to adequately control the costs of the coal production underlying the contracts. Our margins reflect the price we receive for our coal less our cost of producing and transporting our coal and are impacted by many factors, including:

•	the market price for coal;
•	the supply of, and demand for, domestic and foreign coal;
•	competition from other coal suppliers;
•	the cost of using, and the availability of, other fuels, including the effects of technological developments;
•	advances in power technologies;
•	the efficiency of our mines;

•

the amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, mine fires, roof collapses, operating difficulties and unfavorable geologic conditions;

•	the pricing terms contained in our long-term contracts;
•	cancellation or renegotiation of contracts;
•	legislative, regulatory and judicial developments, including those related to the release of GHGs;
•	the value of the U.S. dollar;

•	air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;
•	delays in the receipt of, failure to receive, or revocation of necessary government permits;
•	inclement or hazardous weather conditions and natural disasters;
•	availability and cost or interruption of fuel, equipment and other supplies;
•	transportation costs;
•	availability of transportation infrastructure, including flooding and railroad derailments;
•	cost and availability of our contract miners;
•	availability of skilled employees; and
•	work stoppages or other labor difficulties.

The continuation of extended declines in the price that we receive for our coal or increases in the costs of mining our coal could have a material adverse effect on our operating results and our ability to generate the cash flows we require to invest in our operations, satisfy our obligations and resume the payment of distributions to unitholders. To the extent our costs increase but pricing under these coal sales contracts remains fixed or declines, we will be unable to pass increasing costs on to our customers. If we are unable to control our costs, our profitability under our forward sales contracts may be impaired and our results of operations, business and financial condition, and our ability to make distributions to our unitholders could be materially and adversely affected.

Our future costs of production may be substantially higher than our historical costs due to a number of factors, including increased regulatory requirements applicable to coal mining, and the status of mining operations at our Hillsboro mine.

A decrease in the use of coal by electric utilities could affect our ability to sell the coal we produce.

The amount of coal consumed by the electricity generation industry is affected primarily by the overall demand for electricity and by environmental and other governmental regulations as well as by the price and availability of renewable energy sources, including biomass, hydroelectric, wind and solar power and other non-renewable fuel sources, including natural gas and nuclear power. The low price of natural gas has resulted, in some instances, in domestic generators increasing natural gas consumption while decreasing coal consumption. Future environmental regulation of GHG emissions could accelerate the use by utilities of fuels other than coal. Domestically, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources to generate a certain percentage of their power. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the electricity generation industry could adversely affect the price of coal, which could negatively affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

We derive a portion of our revenue from coal sales in the spot market, typically defined as contracts with terms of less than one year. The pricing in spot contracts is significantly more volatile than pricing through long-term coal supply agreements because it is subject to short-term demand swings. If spot market pricing for coal is unfavorable, this volatility could materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

A substantial amount of our coal is shipped through contractual arrangements with minimum volume requirements that are due regardless of whether coal is actually shipped or mined.

A substantial amount of the coal that we ship is through contractual arrangements that have minimum volume requirements. Failure to meet the minimum annual volume requirements can result in higher transportation costs to us on a per ton basis. The primary reason for making our minimum annual volume commitments was to secure long-term access to international markets (transportation to and through export terminals). To the extent coal pricing to export markets does not substantially improve from current pricing levels, we expect our sales volume to export market to continue to decline thereby resulting in higher charges for shortfalls on minimum contractual throughput volume requirements. If our operations do not meet the minimum volume requirements then we could suffer from a shortage of cash due to the ongoing requirement to pay minimum payments despite a lack of shipping and the associated sales revenue.  As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders may be materially adversely affected.

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

In order to obtain, maintain or renew leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease. Some leases have minimum production requirements. As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders may be materially adversely affected.

Competition within the coal industry may adversely affect our ability to sell coal and excess production capacity in the industry could put downward pressure on coal prices.

We compete with other producers primarily on the basis of price, coal quality, transportation cost and reliability of delivery. We cannot assure you that competition from other producers will not adversely affect us in the future. The coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. We cannot assure you that the result of current or further consolidation in the industry will not adversely affect us. In addition, potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the U.S., where our mining operations are currently located. We cannot assure you that we will be able to compete on the basis of price or other factors with companies that in the future may benefit from favorable trading or other arrangements. We compete directly for domestic and international coal sales with numerous other coal producers located in the U.S. and internationally, in countries such as Australia, China, India, South Africa, Indonesia, Russia and Colombia. The price of coal in the markets into which we sell our coal is also influenced by the price of coal in the markets in which we do not sell our coal because significant oversupply of coal from other markets could materially reduce the prices we receive for our coal. Increases in coal prices could encourage the development of expanded capacity by new or existing coal producers, which could result in lower coal prices. As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders may be materially adversely affected.

Global economic conditions, or economic conditions in any of the industries in which our customers operate, and continued uncertainty in financial markets may have material adverse impacts on our business and financial condition that we cannot predict.

If economic conditions or factors that negatively affect the economic health of the U.S., Europe or Asia worsen, our revenues could be reduced and thus adversely affect our results of operations. Markets have historically experienced disruptions relating to volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions, high unemployment rates and volatility in interest rates. Such conditions may adversely affect the ability of our customers and suppliers to obtain financing to perform their obligations to us. Also, if the economic impact of a downturn impacts foreign markets disproportionately, global currencies may weaken against the U.S. dollar. A weaker U.S. dollar would unfavorably impact our ability to export our coal by making it more expensive for foreign buyers. We believe that deterioration or a prolonged period of economic weakness will have an adverse impact on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume the payment of distributions to our unitholders.

Some of our customers blend our coal with coal from other sources, making our sales dependent upon our customers locating additional sources of coal.

Our coal’s characteristics, particularly the sulfur or chlorine content, are such that many of our customers blend our coal with other purchased supplies of coal before burning it in their boilers. Some of our current or future coal sales may therefore be dependent in part on those customers’ ability to locate additional sources of coal with offsetting characteristics which may not be available in the future on terms that render the customers’ overall cost of blended coal economic. A loss of business from such customers may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Ongoing efforts to restore Hillsboro Energy’s Deer Run Mine to production may ultimately not succeed.

Since March 26, 2015, underground mining at Hillsboro Energy’s Deer Run Mine has been prevented by spontaneous combustion occurring within the mine. Hillsboro cannot restore the mine to production until such time as it can establish that the spontaneous combustion is extinguished and would no longer expose the workforce to a health and safety risk upon resumption of underground mining. On March 1, 2016, we asked MSHA for permission to take the next step of temporarily sealing the entire mine to reduce or eliminate oxygen flow paths into the mine. We are uncertain as to when production will resume at this operation but we will continue to work closely with MSHA and the Illinois Office of Mines and Minerals Mine Safety and Training Division to ensure the safety of our employees throughout the process and to explore alternatives to safely resolving this issue. Additionally, the Deer Run Mine requires certain approvals from the MSHA to recommence mining. We can make no assurances that were will be able to resume production at the Deer Run Mine, and therefore, it may be permanently closed. If we are unable to regain access to the Deer Run Mine and we terminate the force majeure event, we may be obligated to pay the minimum royalty payment without the corresponding production and sales. As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders may be materially adversely affected.

A substantial amount of our coal reserves are leased or subleased and are subject to minimum royalty payments that are due regardless of whether coal is actually mined.

A substantial amount of the reserves that our operating companies lease are subject to minimum royalty payments, including those leases with affiliates. Failure to meet minimum production requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself. If certain operations do not meet production goals then we could suffer from a shortage of cash due to the ongoing requirement to pay minimum royalty payments without any corresponding production and coal sales. As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders may be materially adversely affected.

The benefits of reduced costs associated with the management services agreement and joint management with Murray Energy may not be realized.

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

We are obligated under our partnership agreement to reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf and have entered into a management services agreement with Murray Energy to provide operational services to us. Our partnership agreement does not limit the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner determines the expenses that are allocable to us. Under the management services agreement, we are obligated to pay Murray Energy $3.5 million per quarter for services provided to us, but we may agree to revise the management services agreement to provide for a different reimbursement amount. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces the amount of cash available for distributions to our unitholders.

Foresight Reserves and Murray Energy own our general partner which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Foresight Reserves and Murray Energy, have conflicts of interest with us and limited duties, and they may favor their own interests to our detriment and that of our unitholders.

Foresight Reserves and Murray Energy own our general partner and Foresight Reserves and Murray Energy control our general partner and appoint all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Foresight Reserves and Murray Energy. Therefore, conflicts of interest may arise between Foresight Reserves, Murray Energy or their respective affiliates, including our general partner, on the one hand, and us and any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•      our general partner is allowed to take into account the interests of parties other than us, such as Foresight Reserves and Murray Energy, in exercising certain rights under our partnership agreement;

•      neither our partnership agreement nor any other agreement requires Foresight Reserves or Murray Energy to pursue a business strategy that favors us;

•      our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•      Foresight Reserves, Murray Energy and their respective affiliates are not limited in their ability to compete with us and may offer business opportunities or sell assets to third parties without first offering us the right to bid for them;

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

•      our partnership agreement permits us to distribute up to $125 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•      our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•      our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates, including Murray Energy, for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

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

We share key personnel with Murray Energy, including our chief executive officer and all of our sales and purchasing personnel, so there may be a conflict of interest in the duties of such personnel as they relate to Murray Energy and us. Such personnel have fiduciary duties to Murray Energy which may cause them to pursue business strategies that disproportionately benefit Murray Energy or which otherwise are not in the best interest of our unitholders. As a result, there may be instances where a conflict of interest arises between Murray Energy and us that could have an adverse effect on our business.

In addition, Murray Energy is one of our principal competitors, and Murray Energy, Foresight Reserves and their affiliates currently hold substantial interests in other companies in the energy and natural resource sectors. We may compete directly with Murray Energy or entities in which Murray Energy, Foresight Reserves or their affiliates have an interest for customers or acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us.

Our ability to collect payments from Murray Energy could be impaired if Murray Energy’s creditworthiness deteriorates further or if production at the Murray Energy mine ceases.

We have two long-term financing arrangements with affiliates of Murray Energy for which we have $72.8 million in aggregate financing receivables recorded on our consolidated balance sheet as of December 31, 2015. Our ability to receive payments under these arrangements depends on the continued creditworthiness of the Murray Energy affiliates under which these financing arrangements are with as well as the continued operation of the Murray Energy mine under which these financing arrangements are based. If the operation of this Murray Energy mine was to cease or if Murray Energy’s creditworthiness was to deteriorate further, then we would bear the risk for their payment default. The failure to collect payment under these financing arrangements may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Numerous political and regulatory authorities and governmental bodies, as well as environmental activist groups, are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation, domestically and internationally, thereby further reducing the demand and pricing for coal and potentially materially and adversely impacting our future financial results, liquidity and growth prospects.

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are resulting in increased regulation of coal combustion in many jurisdictions, unfavorable lending policies by lending institutions and divestment efforts affecting the investment community, which could significantly affect demand for our products or our securities. Global climate issues continue to attract public and scientific attention. Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Numerous reports, such as the Fourth and Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions of carbon dioxide from coal combustion by power plants.

Federal, state and local governments may pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may decrease demand for our coal products. The Clean Power Plan is one of a number of recent developments aimed at limiting GHG emissions which could limit the market for some of our products by encouraging electric generation from sources that do not generate the same amount of GHG emissions. Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., states, or other countries, could also result in electricity generators further switching from coal to other fuel sources or additional coal-fueled power plant closures. For example, the agreement resulting from the 2015 United Nations Framework Convention on Climate Change contains voluntary commitments by numerous countries to reduce their GHG emissions, and could result in additional firm commitments by various nations with respect to future GHG emissions. These commitments could further disfavor coal-fired generation, particularly in the medium- to long-term.

Congress has extended certain tax credits for renewable sources of electric generation, which will increase the ability of these sources to compete with our coal products in the market. In addition, the U.S. Department of Interior recently announced a moratorium on issuing certain new coal leases on federal land while the Bureau of Land Management undertakes a programmatic review of the federal coal program. While none of our operations are located on federal lands impacted by this moratorium, these governmental actions do signal increased attention at the federal level to coal mining practices and the GHG emissions resulting from coal combustion.

There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. In California, for example, legislation was enacted in October 2015 requiring California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, at least ten major banks enacted such policies in 2015. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

In addition, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate the use of coal as a source of electricity generation. Collectively, these actions and campaigns could adversely impact our future financial results, liquidity and growth prospects.

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

We have used coal ash for reclamation at our Macoupin mine. On December 19, 2014, the EPA issued a final rule concerning disposal and beneficial use of coal ash. In the final rule, the EPA determined that it would regulate coal ash as a nonhazardous material under Subtitle D of the RCRA.  The EPA also clarified the definition of beneficial use of coal ash. Additionally, in the preamble to its final rule, EPA affirmed “this rule does not apply to CCR placed in active or abandoned underground or surface mines.” Instead, “the U.S. Department of Interior (“DOI”) and EPA will address the management of CCR in mine fills in a separate regulatory action(s).”  While these requirements are less stringent than the proposed rule treating coal ash as a hazardous material under Subtitle C of the RCRA, we can make no assurances that the new rule, or the potential DOI and EPA rulemaking mentioned in the rule’s preamble, will not increase our costs for the use of coal ash at Macoupin.

Our mining operations are extensively regulated which imposes significant costs on us, and changes to existing and potential future regulations or violations of regulations could increase those costs or limit our ability to produce coal.

The coal mining industry is subject to increasingly strict regulations by federal, state and local authorities on matters such as:

•	permits and other licensing requirements;
•	water quality standards;
•	contract miner health and safety;
•	remediation of contaminated soil, surface water and groundwater;
•	air emissions;
•	the discharge of materials into the environment, including wastewater;

•	surface subsidence from underground mining;
•	storage, treatment and disposal of petroleum products and substances which are regarded as hazardous under applicable laws or which, if spilled, could reach waterways or wetlands;
•	storage and disposal of coal wastes including coal slurry under applicable laws;
•	protection of human health, plant life and wildlife, including endangered and threatened species;
•	reclamation and restoration of mining properties after mining is completed;
•	wetlands protection;
•	dam permitting; and
•	the effects, if any, that mining has on groundwater quality and availability.

Because we engage in longwall mining, subsidence issues are particularly important to our operations. Failure to timely secure subsidence rights or any associated mitigation agreements could materially affect our results by causing delays or changes in our mining plan through stoppages or increased costs because of the necessity of obtaining such rights.

Because of the extensive and detailed nature of these regulatory requirements, it is extremely difficult for us and other underground coal mining companies in particular, as well as the coal industry in general, to comply with all requirements at all times. We have been cited for violations of regulatory requirements in the past, and we expect to be cited for violations in the future. None of our violations to date has had a material impact on our operations or financial condition, but future violations may have a material adverse impact on our business, result of operations or financial condition. While it is not possible to quantify all of the costs of compliance with applicable federal and state laws and associated regulations, those costs have been and are expected to continue to be significant. Compliance with these laws and regulations, and delays in the receipt of or failure to receive or revocation of necessary government permits, could substantially increase the cost of coal mining or have a material adverse effect on our results of operations, cash flows and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

More stringent air emissions limitations may require significant emissions control expenditures for many coal-fired power plants and could have the effect of making coal-fired plants less profitable. As a result, some power plants may continue to switch to other fuels that generate less of these emissions or they may close. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material adverse effect on demand for and prices received for our coal.

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

Coal-fired power plants produce carbon dioxide and other GHGs as a by-product of their operations. GHG emissions have received increased scrutiny from local, state, federal and international government bodies. Future regulation of GHGs could occur pursuant to U.S. treaty obligations or statutory or regulatory change. The EPA and other regulators are using existing laws, including the federal Clean Air Act, to limit emissions of carbon dioxide and other GHGs from major sources, including coal-fired power plants that may require the use of “best available control technology.” For example, in 2011, the EPA issued regulations, including permitting requirements, restricting GHG emissions from any new U.S. power plants, and from any existing U.S. power plants that undergo major modifications that increase their GHG emissions. In response to a recent Supreme Court decision, the EPA is scaling back its GHG permitting program in part and finalized a rule in 2015 to allow for certain permits issued under the Clean Air Act triggered solely because of GHG emissions to be rescinded. In addition, in June 2013, President Obama announced additional initiatives intended to reduce greenhouse gas emissions globally, including curtailing U.S. government support for public financing of new coal-fired power plants overseas and promoting fuel switching from coal to natural gas or renewable energy sources. Global treaties are also being considered that place restrictions on carbon dioxide and other GHG emissions. In October 2015, the EPA formally published final new source performance standards (“NSPS”) for carbon dioxide emissions from new power plants.  To meet the NSPS, new coal plants are likely to be required to install carbon capture and storage technology.

On August 3, 2015, President Obama and the EPA announced the final Clean Power Plan (“CPP”), which includes final emission guidelines for states to follow in developing plans to reduce GHG emissions from existing fossil fuel-fired electric generating units (“EGU”s) as well as limits on GHG emission rates for new, modified and reconstructed EGUs. Under the CPP, nationwide carbon dioxide emissions would be reduced by 32% by 2030, while offering states and utilities flexibility in achieving these reductions. On February 9, 2016, the U.S. Supreme Court issued a temporary stay of the CPP regulations. The stay will be in place until the D.C. Circuit Court of Appeals rules on the merits of legal challenges to those regulations, and, if following a ruling by the D.C. Circuit Court of Appeals, a writ of certiorari from the Supreme Court is sought and granted, the stay will remain in place until the Supreme Court issues its decision on the merits. Even without the legal challenges, demand for coal will likely be further decreased as a result of the CPP, potentially significantly, and adversely impact our business.

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

In December 2014, the EPA announced that it had determined to regulate coal combustion wastes, sometimes referred to as coal ash or coal combustion by-products (“CCB”), as a nonhazardous substance under Subtitle D of the RCRA rather than as a hazardous waste product under Subtitle C of the RCRA. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (“Subtitle D”) of RCRA which became effective on October 19, 2015. While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers’ operating costs and potentially reduce their ability to purchase coal.

On November 3, 2015, EPA revised effluent limit guidelines (“ELG”) regulations for the Steam Electric Power Generating category, effective January 4, 2016. ELG regulations, for the first time, set federal limits on certain metals in wastewater discharges from power plants. The combined effect of the CCB and ELG rules has resulted in closures of some coal ash ponds at coal-fired power plants, and it could lead to closure of older coal-fired generating units that cannot comply with new standards. Individually and collectively, these regulations could impact the market for our products.

The enactment of these and other laws or regulations regarding emissions from the combustion of coal or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources thereby reducing demand for our coal. Significant public opposition has also been raised with respect to the proposed construction of certain new coal-fueled electricity generating plants and certain new export transloading facilities due to the potential for increased air emissions. Such opposition, as well as any corporate or investor policies against coal-fired generation plants could also reduce the demand for our coal. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact the global demand for coal in the future. The potential impact on us of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances force electricity generators to diminish their reliance on coal as a fuel source. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws, regulations or other policies may have on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders. However, such impacts could have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Extensive governmental regulation pertaining to safety and health imposes significant costs on our mining operations and could materially and adversely affect our results of operations.

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

In addition, in March 2013, MSHA implemented a revised POV standard. Under the revised standard, mine operators are no longer entitled to a ninety day notice of potential POV. In addition, MSHA began screening for POV by using issued citations and orders, prior to their final adjudication. If a mine is designated as having a POV, MSHA will issue an order withdrawing miners from any areas affected by violations which pose a significant and substantial hazard to the health and/or safety of miners. Once a mine is in POV status, it can be removed from that status only upon (i) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA or (ii) no POV-related withdrawal orders being issued by MSHA within ninety (90) days following the mine operator being placed on POV status. Litigation testing the validity of the standard and its application by MSHA is ongoing. However, from time to time one or more of our operations may meet the POV screening criteria, and we cannot make assurances that one or more of our operations will not be placed into POV status, which could materially and adversely affect our results of operations. While our Sugar Camp operation met the criteria for POV status as of December 31, 2014, it has since improved compliance and no longer meets the criteria for POV status, and we have not received notification from MSHA that we have been deemed to be in a POV status.

In 2014, MSHA began implementation of a finalized new regulation titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.” In addition to lowering the allowable respirable dust in certain areas of underground coal mines, the final rule changes dust sampling requirements, increases MSHA oversight, and could make ventilation plans more difficult to obtain, all of which is expected to increase mining costs. Legal challenges to the rule are ongoing, and in the absence of judicial relief, mine operators must comply with all aspects of the final rule by the end of 2016.

Our contractors must compensate employees for work-related injuries. If adequate provisions for workers’ compensation liabilities are not made, our future operating results could be harmed. Also, federal law requires we contribute to a trust fund for the payment of benefits and medical expenses to certain claimants. Currently, the trust fund is funded by an excise tax on coal production of $1.10 per ton for underground coal sold domestically, not to exceed 4.4% of the gross sales price. If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely affected. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business. In addition, the erosion through tort liability of the protections we are currently provided by workers’ compensation laws could increase our liability for work-related injuries and have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Extensive environmental regulations, including existing and potential future regulatory requirements, pertaining to discharge of materials into the environment, including wastewater, impose significant costs on our mining operations and could materially and adversely affect our production, cash flow and profitability.

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

In order to develop our economically recoverable coal reserves, we must regularly obtain, maintain or renew a number of permits that impose strict requirements on various environmental and operational matters in connection with coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. Permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical and could result in the discontinuance of mine development or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ claims to challenge the issuance or renewal of permits, the validity of environmental impact statements or performance of mining activities. Our mining operations are currently, and may become in the future, subject to legal challenges before administrative or judicial bodies contesting the validity of our environmental permits under SMCRA and the CWA, among other statutory provisions. Accordingly, required permits may not be issued in a timely fashion or renewed at all, or permits issued or renewed may not be maintained, may be challenged or may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which would materially reduce our production, cash flow, and profitability as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

We make no assurances that we will be able to obtain, maintain or renew any of the governmental permits that we need to continue developing our proven and probable coal reserves. Further, new legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment and to human health and safety that would further regulate and tax the coal industry may also require us to change operations significantly or incur increased costs. For example, in July 2015, the OSM issued the proposed Stream Protection Rule to replace its 2008 Stream Buffer Zone Rule, which was vacated by a federal court in 2014. The proposed Stream Protection Rule would require extensive baseline data on hydrology, geology and aquatic biology in permit applications require additional monitoring during mining and reclamation and expand restoration and stream protection requirements for both surface and underground mines. The proposed Rule also defines for the first time the phrase “material damage to the hydrologic balance” which limits mining impacts outside permitted areas. The definition prohibits any adverse impacts and incorporates Clean Water Act designated uses, species protected under the Endangered Species Act and their habitats, and regulates water quantity impacts, including from underground mining. OSM, in the preamble to this proposed rule, states that the rule will “prohibit mining operations that would result in dewatering of a stream to the extent that the stream would no longer be able to support existing or reasonably foreseeable uses or designated uses of the stream under the Clean Water Act and for which there are no viable measures to prevent this impact.” If this prohibition is interpreted to include longwall mining beneath streams, then our ability to fully mine our reserves with the longwall method could be materially diminished. If finalized in 2016, as currently anticipated, the proposed Stream Protection Rule would also likely add costs and delays to the SMCRA permitting process and add costs to our operations and reclamation activities.

On June 29, 2015, the EPA and the U.S. Army Corps of Engineers published their final rule expanding the definition of “Waters of the United States” (“WOTUS Rule”) that expands the jurisdiction of the EPA and the United States Army Corps of Engineers to regulate waters not previously regulated. The WOTUS Rule became effective on August 28, 2015 and, if fully implemented, will likely add an additional layer of permitting to activities involving previously non-jurisdictional waters and likely cause states that have jurisdiction over their own waters to enhance their already robust regulatory programs, adding unwarranted delays to the permitting process and extending review times even further for regulatory agencies already under resourced. On October 9, 2015, the United States Court of Appeals for the Sixth Circuit issued a temporary nationwide stay of the effectiveness of the WOTUS Rule while litigation regarding its legality progresses. The temporary stay could be lifted at any time. This rule, if it becomes final, could impact our ability to timely obtain necessary permits. Such changes could have a material adverse effect on our financial condition and results of operations as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

In March 2014, the Illinois State Attorney General, the Illinois Department of Natural Resources and others entered into an order which has potentially far-reaching effects on the permitting process for mines in Illinois. While the final rules have yet to be promulgated, and thus the impact on the permitting process cannot yet be determined, the order could have the effect of extending the permit review and approval process. The inability to conduct mining operations or obtain, maintain or renew permits may have a material adverse effect on our results of operations, business and financial position, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

Federal or state regulatory agencies, including MSHA, IDNR and IEPA, have the authority under certain circumstances following significant health, safety or environmental incidents or pursuant to permitting authority to temporarily or permanently close one or more of our mines. If this occurred, we may be required to incur capital expenditures and/or additional expenses to re-open the mine. In the event that these agencies cause us to close one or more of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under such contracts. However, our customers may challenge our issuances of force majeure notices in connection with these closures. If these challenges are successful, we may have to purchase coal from third-party sources, if available, to fulfill these obligations, incur capital expenditures to re-open the mine or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or termination of such customers’ contracts. Any of these actions could have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Our business requires substantial capital expenditures and we may not have access to the capital required to reach full development of our mines.

Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of capital expenditures required to build-out our mines has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders may be materially adversely affected if we cannot make such capital expenditures.

Major equipment and plant failures could reduce our ability to produce and ship coal and materially and adversely affect our results of operations.

We depend on several major pieces of mining equipment and preparation plants to produce and ship our coal, including, but not limited to, longwall mining systems, preparation plants, and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation, or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost which would impact our ability to produce and ship coal and materially and adversely affect our results of operations, business and financial condition as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

We may not be able to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our coal mining and transportation operations.

We use equipment in our coal mining and transportation operations such as continuous miners, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our results of operations, business and financial condition as well as our profitability as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

Coal is economically recoverable when the price at which coal can be sold exceeds the costs and expenses of mining and selling the coal. Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our reserve information on engineering, economic and geological data assembled and analyzed by third parties and our staff, which includes various engineers. The reserve estimates as to both quantity and quality are updated from time to time to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves necessarily depend upon a number of factors and assumptions, any one of which may, if inaccurate, result in an estimate that varies considerably from actual results. These factors and assumptions include:

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience in areas we currently mine;
•	future coal prices, operating costs and capital expenditures;
•	excise taxes, royalties and development and reclamation costs;
•	future mining technology improvements;
•	the effects of regulation by governmental agencies;
•	ability to obtain, maintain and renew all required permits;
•	health and safety needs; and
•	historical production from the area compared with production from other producing areas.

As a result, actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our production from reserves may vary materially from estimates. These estimates thus may not accurately reflect our actual reserves. Any material inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs or decreased profitability which could materially adversely affect our results of operations, business and financial condition as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Our operations are subject to risks, some of which are not insurable, and we cannot assure you that our existing insurance would be adequate in the event of a loss.

We maintain insurance to protect against risk of loss but our coverage is subject to deductibles and specific terms and conditions. We cannot assure you that we will have adequate coverage or that we will be able to obtain insurance against certain risks, including certain liabilities for environmental pollution or hazards. We cannot assure you that insurance coverage will be available in the future at commercially reasonable costs, or at all, or that the amounts for which we are insured or that we may receive, or the timing of any such receipt, will be adequate to cover all of our losses. Uninsured events may adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

We have future mine closure and reclamation obligations the timing and amount of which are uncertain. In addition, our failure to maintain required financial assurances could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease the coal.

In view of the uncertainties concerning future mine closure and reclamation costs on our properties, the ultimate timing and future costs of these obligations could differ materially from our current estimates. We estimate our asset retirement obligations for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash for a third party to perform the required work. Spending estimates are escalated for inflation and market risk premium, and then discounted at the credit-adjusted, risk-free rate. Our estimates for this future liability are subject to change based on new or amendments to existing applicable laws and regulations, the nature of ongoing operations and technological innovations. Although we accrue for future costs in our consolidated balance sheets, we do not reserve cash in respect of these obligations or otherwise fund these obligations in advance. As a result, we will have significant cash outlays when we are required to close and restore mine sites that may, among other things, affect our ability to satisfy our obligations under our indebtedness and other contractual commitments and resume payment of distributions to unitholders. We cannot assure you that we will be able to obtain financing on satisfactory terms to fund these costs, or at all.

In addition, regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. Currently, the security we provide consists of surety bonds. The premium rates and terms of the surety bonds are subject to annual renewals. Our failure to maintain, or inability to acquire, surety bonds or other forms of financial assurance that are required by applicable law, contract or permit could adversely affect our ability to operate. That failure could result from a variety of factors including the lack of availability, higher expense or unfavorable market terms of new surety bonds or other forms of financial assurance. There can be no guarantee that we will be able to maintain or add to our current level of financial assurance. Additionally, any capital resources that we do utilize for this purpose will reduce our resources available for our operations and commitments as well as our ability to resume payment of distributions to our unitholders.

Significant increases in, or the imposition of new, taxes we pay on the coal we produce could materially and adversely affect our results of operations.

All of our mining operations are in Illinois. If Illinois was to impose a state severance tax or any other tax applicable solely to our Illinois operations, we may be significantly impacted and our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders could be materially and adversely affected. Any imposition of Illinois state severance tax or any county tax could disproportionately impact us relative to our competitors that are more geographically diverse.

Our general partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner has the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the

Securities Exchange Act of 1934. As of February 27, 2016, Murray Energy owns an aggregate of 100.0%, of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), Murray Energy would own an aggregate of 50% of our common units.

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

Our ongoing efforts to reach an agreement with our creditors may distract our management and have negative effects on our liquidity, financial condition and results of operations.

So long as efforts to pursue and/or negotiate the financing alternatives described above are ongoing, our senior management will be required to spend a significant amount of time and effort dealing with such transactions instead of focusing exclusively on our business operations, which will pose operational difficulties for us. We have also incurred, and will likely continue to incur, substantial legal and other transactional fees in connection with these transactions. These transactions also might make it more difficult to retain management and other personnel necessary to the success and growth of our business. In addition, the longer the pursuit and/or negotiation of these transactions continues, the more likely it is that our creditors, customers and/or suppliers will lose confidence in our ability to successfully consummate such transactions, potentially resulting in them seeking to establish alternative commercial relationships.

Moreover, any past or future disclosures we have made or may make (due to our obligations under the federal securities laws or otherwise) relating to our ongoing efforts to refinance or restructure our indebtedness may cause negative publicity or negative public perception regarding our financial stability and business prospects. Such publicity or public perception may cause significant reputational damage or a decline in the trading price of our common units, or may otherwise have a material adverse effect on our liquidity, financial condition and results of operations.

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

These risks, conditions and events could (1) result in: (a) damage to, or destruction of value of, our coal properties, our coal production or transportation facilities, (b) personal injury or death, (c) environmental damage to our properties or the properties of others, (d) delays or prohibitions on mining our coal or in the transportation of coal, (e) monetary losses and (f) potential legal liability; and (2) could have a material adverse effect on our operating results and our ability to generate the cash flows we require to invest in our operations and satisfy our debt obligations. Our insurance policies only provide limited coverage for some of these risks and will not fully cover these risks. A significant mine accident could potentially cause a mine shutdown, and could have a substantial adverse impact on our results of operations, financial condition or cash flows, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

The availability or reliability of current transportation facilities could affect the demand for our coal or temporarily impair our ability to supply coal to our customers. In addition, our inability to expand our transportation capabilities and options could further impair our ability to deliver coal efficiently to our customers.

We depend upon rail, barge, ocean-going vessels and port facilities to deliver coal to customers. Disruption of these transportation services because of weather-related problems, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, transportation delays, lack of rail or port capacity or other events could temporarily impair our ability to supply coal to customers and thus could adversely affect our results of operations, cash flows and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Additionally, if there are disruptions of the transportation services provided by the railroad and we are unable to find alternative transportation providers to ship our coal, our business and profitability could be adversely affected. While we currently have contracts in place for transportation of coal from our facilities and have continued to develop alternative transportation options, there is no assurance that we will be able to renew these contracts or to develop these alternative transportation options on terms that remain favorable to us. Any failure to do so could have a material adverse impact on our financial position and results of operations as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

Significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country and from abroad, including coal imported into the U.S. Coordination of the many eastern loading facilities, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern U.S. inherently more expensive on a per ton-mile basis than shipments originating in the western U.S. Historically, high coal transportation rates and transportation constraints from the western coal producing areas into eastern U.S. markets limited the use of western coal in those markets. However, a decrease in rail rates or an increase in rail capacity from the western coal producing areas to markets served by eastern U.S. producers could create major competitive challenges for eastern producers. Increased competition due to changing transportation costs could have an adverse effect on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Our ability to mine and ship coal may be affected by adverse weather conditions, which could have an adverse effect on our revenues.

Adverse weather conditions can impact our ability to mine and ship our coal and our customers’ ability to take delivery of our coal. Lower than expected shipments by us during any period could have an adverse effect on our revenues. In addition, severe weather may affect our ability to conduct our mining operations and severe rain, ice or snowfall may affect our ability to load and transport coal. If we are unable to conduct our operations due to severe weather, it could have an adverse effect on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Many utilities have sold their power plants to non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear on payment default. These new power plant owners may have credit ratings that are below investment grade. In addition, some of our customers have been adversely affected by the current economic downturn, which may impact their ability to fulfill their contractual obligations. Competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear on payment default. We also have contracts to supply coal to energy trading and brokering customers under which those customers sell coal to end users. If the creditworthiness of any of our energy trading and brokering customers declines, we may not be able to collect payment for all coal sold and delivered to or on behalf of these customers. An inability to collect payment from these counterparties may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

All of our coal and controlled reserves are in Illinois making us vulnerable to risks associated with operating in a single geographic area.

Because we operate exclusively in Illinois, any disruptions to our operations due to adverse geographical conditions or changes to the Illinois regulatory environment could significantly impact our operations, reduce our sales of coal and adversely affect our results of operation and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

We manage our business with a key mining operator at each location. As our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified operators and contractors. We cannot be certain that we will be able to find and retain qualified operators or that they will be able to attract and retain qualified contractors in the future. Failure to retain or attract key operators could have a material adverse effect on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

Although we would receive at least 30 days’ notice of termination under the contract mining and coal processing agreements, there can be no assurance that we would be able to hire the workforce previously employed by the operators, or find properly trained replacement contractors, or employees, quickly. If we were unable to hire a workforce as highly skilled, trained, or efficient, in a condensed time period, or within the geographical proximity of our mines, we could experience a material adverse effect on our results of operations, business and financial condition, as well as our ability to resume payment of distributions to our unitholders. Moreover, the need to acquire a large workforce of trained replacements, whether by contractor or otherwise, would tend to drive up labor costs and may, even if successful, cause a material adverse effect on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

There can also be no assurances that our contract operators will renew their respective contracts, or that they will renew these contracts on similar terms or terms that are favorable to us. While we currently believe that these affiliate contracts are on terms that are fair and reasonable to us, we cannot assure you that any future modification, amendment or extension of these affiliate contracts will not provide for terms that are more favorable to our affiliates. Any non-renewal or renewal on terms not as favorable to us could have a material adverse impact on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to unitholders.

Our dependence on our operators to meet day-to-day health, safety, and environmental standards to which we, and they, are bound presents a risk to our unitholders. While we monitor our operators’ compliance with health, safety, or environmental standards, through reports, and as needed inspections, a contractor’s failure to meet health, safety or environmental standards or failure to comply with all applicable laws and regulations could have a material adverse effect on our results of operations, business, and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Our dependence on our operators to meet day-to-day productivity and quality standards to which we are bound through our coal sales agreements also presents a risk to our unitholders. While we monitor our operators’ performance towards meeting our production targets and quality standards, through reports, and as-needed inspections, a contractor’s failure to produce the quality or quantity of coal required by our coal supply agreements could have a material adverse effect on our results of operations, business, and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to unitholders.

Failures of contractor-operated sources to fulfill the delivery terms of their contracts with us could adversely affect our operations and reduce our profitability.

Within our normal mining operations, we utilize contract operators for all of our coal production. These contract operators are owned by affiliated entities that have engaged in business with us and our affiliates, including other operations for The Cline Group, Foresight Reserves’ controlling member. However, there is no assurance that these relationships will continue or continue on terms that are reasonably acceptable to us. In addition, these contract operators may determine that other operations within The Cline Group are better or more profitable for them, which may lead to conflicts of interest. To the extent this occurs, and we are unable to adequately replace their services, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders, could be materially adversely affected.

Our contract operators pass their costs to us. Our profitability or exposure to loss on transactions or relationships such as these is dependent upon a variety of factors, including the reliability of the operator; the cost and financial viability of the contractor; our willingness to reimburse temporary cost increases experienced by the operator our ability to pass on operator cost increases to customers; our ability to substitute, when economical, third-party coal sources with internal production or coal purchased in the market; and other factors. If any of the contract operators with whom we contract go bankrupt or were otherwise unavailable to provide their services, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders could be materially affected.

A shortage of skilled mining labor in the U.S. could decrease our labor productivity and increase our labor costs, which would adversely affect our profitability.

Efficient coal mining using complex and sophisticated techniques and equipment requires skilled laborers proficient in multiple mining tasks, including mining equipment maintenance. Any shortage of skilled mining labor reduces the productivity of experienced employees who must assist in training unskilled employees. If a shortage of experienced labor occurs, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions affecting our customers could cause delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the U.S. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

Pursuant to our cash distribution policy, we intend to distribute a significant portion of our available cash to our unitholders and rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund potential acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy may impair our ability to grow.

Although we have currently suspended distributions, to the extent we resume paying distributions, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

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

Our partnership agreement provides that our general partner is restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. Foresight Reserves and Murray Energy, as owners of our general partner, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

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

The Cline Group and Murray Energy Corporation each currently hold substantial interests in other companies in the coal mining business, including other coal reserves in Illinois. The Cline Group and Murray Energy Corporation each makes investments and purchases entities that acquire, own and operate coal mining businesses and transportation. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, The Cline Group, Murray Energy Corporation and certain other affiliates of our general partner may compete with us for investment opportunities and affiliates of our general partner may own an interest in entities that compete with us.

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

Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by the owners of our general partner, and not by our unitholders. Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

 If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. In addition, any vote to remove our general partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. The owners of our general partner have the ability to prevent the removal of our general partner.

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

Our general partner or our sponsors may transfer their respective incentive distribution rights to a third party at any time without the consent of our unitholders. If our sponsors transfer their incentive distribution rights to a third party but retain their respective ownership interests in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if our sponsors had retained their ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by our sponsors could reduce the likelihood of our sponsors accepting offers made by us relating to assets owned by them, as they would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for federal tax purposes unless we satisfy a “qualifying income” requirement. Although we believe, based upon our current operations, that we satisfy the qualifying income requirement, a change in our business, a change in current law or a change in the interpretation of current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be liable for state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to you, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. Several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our common units could be negatively impacted.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. A recent legislative proposal for comprehensive tax reform included a provision that would restrict the activities that generate qualifying income to exclude fossil fuel activities. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

Certain federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2017 budget (the “Budget Proposal”) recommends elimination of certain key federal income tax preferences related to coal exploration and development. The Budget Proposal would (1) repeal expensing of exploration and development costs relating to coal, (2) repeal the percentage depletion allowance with respect to coal properties, (3) repeal capital gains treatment of coal royalties, and (4) repeal the domestic manufacturing deduction for the production of coal. The passage of any legislation as a result of the Budget Proposal or any other similar changes in federal income tax laws could eliminate or defer certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to you and negatively impact the value of an investment in our units.

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

We may engage in transactions to reduce our indebtedness that generate taxable income (including cancellation of indebtedness income) allocable to you, and income tax liabilities arising therefrom may exceed the value of your investment in us.

We are currently engaging in discussions and negotiations with the holders of our 2021 Senior Notes and our secured lenders. The result of those negotiations may be transactions to delever the Partnership or to restructure its indebtedness (including debt for debt exchanges, deemed debt exchanges, or debt for equity exchanges) that would result in income and gain to you. Transactions that reduce our existing debt, such as debt exchanges, debt repurchases, or modifications and extinguishment of our existing debt would result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to you as ordinary taxable income. You may be allocated COD income, and income tax liabilities arising therefrom may exceed the current value of your investment in the Partnership. In addition, we may sell assets and use the proceeds to repay existing debt or fund capital expenditures, in which case, you would be allocated taxable income and gain resulting from the sale.

Entities taxed as corporations may have net operating losses to offset COD income or may otherwise qualify for an exception to the recognition of COD income, such as the bankruptcy or insolvency exceptions. As long as we are treated as a partnership, however, the exceptions are not available to us and are only available to you if you are personally insolvent or in bankruptcy. As a result, these exceptions generally would not apply to prevent the taxation of COD income allocated to you. The ultimate tax effect of any such income allocations will depend on your individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable COD income. You may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to your ultimate disposition of units. You are encouraged to consult your tax advisor with respect to the consequences to you of COD income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to no longer be a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Chris Cline and Murray Energy collectively own, directly and indirectly, more than 50% of the total interests in our capital and profits. Therefore, a transfer by these parties of all or a portion of its interests in us, in conjunction with the trading of common units held by the public, could result in a termination of us as a partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income. If you report on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in your taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

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

A substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their shares of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest may reduce our cash available for distribution to you. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

We have not requested a ruling from the IRS regarding our treatment as a partnership for federal income tax purposes. The IRS could adopt positions that differ from the positions we take in the future. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS, and the outcome of such contest, may materially and adversely impact the market for our common units and the price at which they trade. The costs of any such contest would result in a reduction in cash available for distribution to our unitholders and would indirectly be borne by our unitholders.

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to you may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

We generally prorate items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, rather than on the basis of the date a particular common unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS was to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to you. It also could affect the amount of gain from your sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to your tax return without the benefit of additional deductions.

If your common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units), you may be considered as having disposed of those common units. If so, you would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, if your common units are the subject of a securities loan you may be considered as having disposed of the loaned units. In that case, you may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and you may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by you and any cash distributions received by you as to those common units could be fully taxable as ordinary income. If you desire to assure your status as partner and avoid the risk of gain recognition from a loan to a short seller, you are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit your broker from borrowing your common units.

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

Item1B. Unresolved Staff Comments

None.

Item 2. Properties

Coal Reserves

We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserve base is one of our strengths. We estimate that we controlled over 3 billion tons, almost entirely through lease, of proven and probable recoverable reserves at December 31, 2015. Our coal reserve estimate is based on a study prepared by a third-party mining and geological consultant using data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

Our coal reserve estimates include reserves that can be economically and legally extracted or produced at the time of their determination. In determining whether our reserves meet this standard, we take into account, among other things, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in costs required to be incurred to meet regulatory requirements and obtaining mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. Further, the economics of our reserves are based on market conditions including contracted pricing, market pricing and overall demand for our coal. Thus, the actual value at which we no longer consider our reserves to be economic varies depending on the length of time in which the specific market conditions are expected to last. We consider our reserves to be economic at a price in excess of our cash costs to mine the coal and our ongoing replacement capital. See Part I. “Item 1A. Risk Factors—Risks Related to Our Business—We face numerous uncertainties in estimating our economically recoverable coal reserves.”

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

All of our recoverable coal reserves are assigned reserves as of December 31, 2015. All of our reserves are considered high sulfur coal, with average sulfur content ranging between 1.71% and 3.33% and high Btu coal, with Btu content ranging between 10,591 and 11,893 Btu per pound. The table below presents our estimated recoverable coal reserves at December 31, 2015.

		Average Seam		In-Place	Clean Recoverable Tons (2)			Theoretical Coal Quality
		Thickness	Area	Tons (1)	(in 000's)			(As Received Basis)
Property Control	Seam	(Feet)	(Acres)	(in 000's)	Proven	Probable	Total	Sulfur %	Btu/lb

Williamson Energy, LLC	6	5.81	28,459	312,237	129,074	54,537	183,611	2.20	11,893
Williamson Energy, LLC	5	4.24	39,105	308,485	111,696	85,437	197,133	1.71	11,799
Sugar Camp Energy, LLC	6	6.40	102,151	1,231,300	354,478	394,231	748,709	2.46	11,820
Sugar Camp Energy, LLC	5	4.75	104,303	925,724	238,407	362,134	600,541	2.44	11,712
Hillsboro Energy LLC	6	7.33	99,891	1,405,001	275,592	591,778	867,370	3.33	10,960
Macoupin Energy LLC	6	7.19	68,541	936,464	267,660	187,462	455,122	2.62	10,591
Total Foresight Energy LP				5,119,211	1,376,907	1,675,579	3,052,486

(1)	In-Place Tons are on a dry basis.
(2)	Clean Recoverable Tons are based on mining recovery, average theoretical preparation plant yield, 94% preparation plant efficiency and product moisture.

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

See Part I. “Item 1. Business” for additional discussion and a map of our major mining facilities and Part III. “Item 13.Certain Relationships and Related Transactions and Director Independence” for a summary of key terms of mineral reserve leases with affiliated parties.

Item 3. Legal Proceedings

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 22—Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain of our pending legal proceedings, which are incorporated herein by reference. We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operation or cash flows. As of December 31, 2015, we have $2.3 million accrued, in the aggregate, for various litigation matters.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K for the year ended December 31, 2015.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The common units representing limited partnership’ interests are listed on the New York Stock Exchange (“NYSE”) under the symbol “FELP” and began trading on June 18, 2014. On March 11, 2016, the closing market price for FELP common units was $2.32 per unit and there were 65,192,646 common units outstanding and 64,954,691 subordinated units outstanding. There were 3,192 record holders of our common units as of December 31, 2015.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to each unit, from the June 18, 2014 initial listing date of our common units to December 31, 2015.

Period	High	Low	Distribution per Limited Partner Unit
2nd Quarter 2014	$20.78	$18.50	$0.03 (declared August 5, 2014, paid August 29, 2014)
3rd Quarter 2014	$20.75	$16.67	$0.35 (declared November 6, 2014, paid November 25, 2014)
4th Quarter 2014	$19.30	$14.55	$0.36 (declared February 6, 2015, paid February 27, 2015)
1st Quarter 2015	$18.73	$14.50	$0.37 (declared May 7, 2015, paid May 28, 2015)
2nd Quarter 2015	$15.90	$11.92	$0.38 (declared July 30, 2015, paid August 26, 2015)
3rd Quarter 2015	$12.80	$5.10	(a)
4th Quarter 2015	$8.76	$2.01	None.
(a)

On October 29, 2015, we declared a quarterly distribution of $0.17 per unit payable on November 25, 2015 to common unitholders, while suspending the distribution on all subordinated units. Chris Cline and one additional common unitholder elected to forego the $0.17 per common unit distribution (and any arrearage rights related to the $0.17 paid distribution) on their collective 21.2 million common units.

All subordinated units are currently held by Murray Energy. The principal difference between our common units and subordinated units is that subordinated unitholders are not entitled to receive a distribution from operating surplus until the holders of common units have received the minimum quarterly distribution (“MQD”) from operating surplus. The MQD is $0.3375 per unit for such quarter plus any cumulative arrearages of previously unpaid MQDs from previous quarters. Subordinated unitholders are not entitled to receive arrearages. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, on the first business day after the Partnership has paid the MQD for each of three consecutive, non-overlapping four-quarter periods ending on or after March 31, 2017 and there are no outstanding arrearages on the common units. Notwithstanding the foregoing, the subordination period will end on the first business day after the Partnership has paid an aggregate amount of at least $2.025 per unit (150.0% of the MQD on an annualized basis) on the outstanding common and subordinated units and the Partnership has paid the related distribution on the incentive distribution rights, for any four-quarter period and there are no outstanding arrearages on the common units.

Cash Distribution Policy

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

The decision by the board of directors of our general partner to reduce the distribution for the third quarter of 2015 and to suspend distributions to all unitholders for the fourth quarter of 2015 was a proactive effort to improve both long-term liquidity and our leverage in this difficult and unpredictable coal market. Also, the current default under our long-term debt arrangements prohibits distributions being made to our unitholders. Please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 3 Debt Defaults and Liquidity” for additional discussion.

Our partnership agreement provides that our general partner make a determination whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or at any amount. To the extent the quarterly distribution is below the MQD, then common unitholders would accrue an arrearage equal to the shortfall amount to the MQD that would carry forward to future quarters and must be paid to common unitholders before any distributions from operating surplus to the subordinated unitholder is made.

Incentive Distribution Rights

Our general partner owns all of the incentive distribution rights (“IDRs”). IDRs represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the MQD and the target distribution levels (described below) have been achieved. Our general partner may transfer these IDRs separately from its general partner interest in us, subject to restrictions in our partnership agreement. Our general partner, as the IDR holder, will have the right, subsequent to the subordination period and subject to distributions exceeding the MQD by at least 150% for four consecutive quarters, to reset the target distribution levels and receive common units.

Percentage Allocation of Distributions from Operating Surplus

The following table illustrates the percentage allocation of available cash from operating surplus between the unitholders and the holder of our IDRs based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of the IDR holders and the unitholders of any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Common Unit”. The percentage interests shown for our unitholders and the holders of the IDRs for the MQD are also applicable to quarterly distribution amounts that are less than the MQD.

The percentage interests set forth below assumes there are no arrearages on common units.

	Total Quarterly Distribution Per Common Unit	Marginal Percentage Interest in Distributions
		Unitholders	IDR Holders
Minimum quarterly distribution	$0.3375	100.0%	—
First target distribution	Above $0.3375 up to $0.3881	100.0%	—
Second target distribution	Above $0.3881 up to $0.4219	85.0%	15.0%
Third target distribution	Above $0.4219 up to $0.5063	75.0%	25.0%
Thereafter	Above $0.5063	50.0%	50.0%

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Part III. “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following tables set forth the selected historical consolidated financial data of the Partnership for each of the last five years and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 1–Organization and Basis of Presentation” for a discussion on the basis of presentation for the consolidated financial statements of the Partnership.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except per Unit Data)
Revenues
Coal sales	$979,179	$1,109,404	$957,412	$845,886	$500,791
Other revenues	5,674	—	—	—	—
Total revenues	984,853	1,109,404	957,412	845,886	500,791

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	509,170	449,905	360,861	303,638	174,183
Cost of coal purchased	17,444	18,232	2,163	6,163	—
Transportation	171,733	221,178	196,638	171,679	98,394
Depreciation, depletion and amortization	195,415	169,767	162,177	124,552	70,411
Accretion on asset retirement obligations	2,267	1,621	1,527	1,368	1,705
Selling, general and administrative	31,357	33,683	32,295	41,528	38,894
Long-lived asset impairments	12,592	34,700	—	—	—
Transition and reorganization costs	21,433	—	—	—	—
Gain on commodity derivative contracts	(45,691)	(76,330)	(2,392)	(534)	(2,395)
Other operating income, net (1)	(13,424)	(2,837)	(300)	(10,759)	(791)
Operating income	82,557	259,485	204,443	208,251	120,390
Other expenses:
Interest expense, net	117,311	113,030	115,897	82,580	38,193
Debt restructuring costs	3,930	—	—	—	—
Loss on early extinguishment of debt	—	4,979	77,773	—	—
Net (loss) income	(38,684)	141,476	10,773	125,671	82,197
Less: net income (loss) attributable to noncontrolling interests	770	3,909	2,256	(160)	104
Net (loss) income attributable to controlling interests	(39,454)	137,567	$8,517	$125,831	$82,093
Less: net income attributable to predecessor equity	23	67,375
Net (loss) income attributable to limited partner units	$(39,477)	$70,192

Per Unit Data
Net (loss) income subsequent to initial public offering per limited partner unit - basic and diluted	$(0.30)	$0.54	n/a	n/a	n/a
Distributions declared per limited partner unit	$1.17	$0.38	n/a	n/a	n/a
Statements of Cash Flows
Net cash provided by operating activities	$200,412	$240,782	$180,971	$209,691	$103,143
Net cash used in investing activities	$(138,781)	$(224,583)	$(209,457)	$(207,039)	$(332,821)
Net cash (used in) provided by financing activities	$(70,602)	$(14,477)	$25,385	$(26,525)	$247,988
Balance Sheet Data (at period end)
Cash and cash equivalents	$17,538	$26,509	$24,787	$27,889	$51,761
Property, plant, equipment and development, net	$1,433,193	$1,522,488	$1,465,753	$1,401,721	$1,323,800
Total assets	$1,837,040	$1,915,652	$1,763,181	$1,695,726	$1,546,969
Total long-term debt and capital lease obligations (2)	$1,450,423	$1,360,671	$1,519,213	$1,061,949	$897,411
Total partners’ capital (deficit)	$18,883	$186,397	$(95,163)	$280,541	$394,205
Other Data
Adjusted EBITDA (3)	$338,408	$409,562	$363,438	$338,429	$192,402
Tons produced (4)	20,097	22,547	17,991	15,080	9,028

Tons sold (4)	21,946	22,044	18,589	14,403	8,773
Coal sales realization per ton sold (5)	$44.62	$50.33	$51.50	$58.73	$57.08
Netback to mine realization per ton sold (6)	$36.79	$40.29	$40.93	$46.81	$45.87
Cash costs per ton sold (7)	$23.67	$20.80	$19.46	$21.20	$19.85

(1)

For the year ended December 31, 2015, $13.5 million was recognized as other operating income related to a settlement with Murray Energy resolving litigation between the Partnership and Murray Energy. For the year ended December 31, 2012, $10.0 million was recognized as other operating income for a legal settlement with a customer on a coal sales contract.

(2)

Includes current portion of long-term debt and capital lease obligations. Total long-term debt and capital lease obligations does not include $143.5 million as of December 31, 2011 and $193.4 million as of December 31, 2015, 2014, 2013 and 2012 of certain sale-leaseback financing obligations that are characterized as financing arrangements due to the involvement of certain of our affiliates in mining the reserves and utilizing the equipment related to the leases.

(3)

Adjusted EBITDA is defined as net (loss) income attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, unrealized gains or losses on derivatives, early debt extinguishment costs and for material nonrecurring or other items which may not reflect the trend of future results. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA is useful to investors in evaluating our performance because it is a commonly used financial analysis tool for measuring and comparing companies in our industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of our operations that, when coupled with our U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. Adjusted EBITDA should not be considered as an alternative to net income (loss), as an indicator of our performance or as an alternative to net cash provided by operating activities as a measure of liquidity. The primary limitation associated with the use of Adjusted EBITDA as compared to U.S GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in our industry, and (ii) it excludes financial information that some consider important in evaluating our performance. We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and U.S. GAAP results, including providing a reconciliation of Adjusted EBITDA to U.S. GAAP results, to enable users to perform their own analysis of our operating results. Below is a reconciliation between net income (loss) attributable to controlling interests and Adjusted EBITDA for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Net (loss) income attributable to controlling interests	$(39,454)	$137,567	$8,517	$125,831	$82,093
Interest expense, net	117,311	113,030	115,897	82,580	38,193
Depreciation, depletion and amortization	195,415	169,767	162,177	124,552	70,411
Accretion on asset retirement obligations	2,267	1,621	1,527	1,368	1,705
Long-lived asset impairments	12,592	34,700	—	—	—
Transition and reorganization costs (excluding equity-based compensation)	17,111	—	—	—	—
Equity-based compensation	13,704	5,024	—	4,632	—
Unrealized loss (gain) on coal derivatives	15,532	(57,126)	(2,453)	(534)	—
Debt restructuring costs	3,930	—	—	—	—
Loss on early extinguishment of debt	—	4,979	77,773	—	—
Adjusted EBITDA	$338,408	$409,562	$363,438	$338,429	$192,402

(4)	Tons produced and tons sold do not include mines in development. Revenues and costs from mines in development are capitalized as mine development in our consolidated balances sheets.
(5)	Calculated as coal sales divided by tons sold.
(6)	Calculated as coal sales less transportation expense divided by tons sold.
(7)	Calculated as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with Part II. “Item 6. — Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Cautionary Statement Regarding Forward-Looking Statements,” Part I. Item 1A.“Risk Factors” and elsewhere in this Annual Report on Form 10-K. All references to produced tons, sold tons, or cash cost per ton sold refer to clean tons of coal.

Overview

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of Foresight Energy LP (“FELP”), Foresight Reserves and a member of FELLC’s management contributed their ownership interests in FELLC to FELP in exchange for which they were issued common and subordinated units in FELP. Because this transaction was between entities under common control, the contributed assets and liabilities of FELLC were recorded in the combined consolidated financial statements of FELP at FELLC’s historical cost. FELP has been managed by Foresight Energy GP LLC (“FEGP”) subsequent to the IPO.

On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% noncontrolling economic interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership percentage of the Partnership’s limited partner units.

The presented financial results include the combined financial position, results of operations and cash flow information of FELP and FELLC and its subsidiaries for all periods presented. In this Item 7, all references to “FELP,” the “Partnership,” “we,” “us,” and “our” refer to the combined results of FELP and FELLC and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

We control over 3 billion tons of coal reserves, almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low -cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with four underground mining complexes in the Illinois Basin: Williamson, Sugar Camp and Hillsboro, all three of which are longwall operations, and Macoupin, which is currently a continuous miner operation. The Williamson and Hillsboro complexes are each operating with one longwall system and Sugar Camp is operating with two longwall mining systems, the second of which emerged from development on June 1, 2014. Mining operations at our Hillsboro complex have been idle since March 2015 due to a combustion event.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern United States and internationally (primarily in Europe). We generally sell a majority of our coal to customers at delivery points other than our mines, including, but not limited to, river terminals on the Ohio and Mississippi Rivers and at two ports near New Orleans. In February 2015, Foresight Reserves contributed to us the Sitran terminal, a 25 million ton per year barge-loading river terminal on the Ohio River.

Debt Defaults

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy constituted a “change of control” under the Indenture governing our 2021 Senior Note and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015. Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our other debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under each of our other long-term debt and capital lease obligations. As a result of the event of default triggered by the Delaware Court of Chancery memorandum opinion, we have not had access to borrowings or other extensions of credit under our Revolving Credit Facility. On February 16, 2016, we did not pay the $23.6 million of interest owed to holders of the 2021 Senior Notes and elected to exercise the 30-day grace period with respect to the interest payment due under the Indenture. If we do not make the interest payment by the end of the 30-day grace period, an additional event of default will exist under the Indenture. Furthermore, our auditor’s opinion in connection with our 2015 consolidated financial statements includes an explanatory paragraph regarding the uncertainty of the Partnership’s ability to continue as a “going concern” which will result in an additional default under the terms of the Credit Agreement as well as the 2021 Senior Notes, Foresight

Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries, because these agreements require delivery of financial statements without a going concern explanatory paragraph in the auditor opinion.

We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes (the “Consenting Noteholders”), who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes, and our other creditors. There can be no assurance that these efforts will result in any agreement. We have entered into forbearance agreements with the Consenting Noteholders to the 2021 Senior Notes and the lenders to our accounts receivable securitization program to forbear from exercising certain rights and remedies to which they may be entitled until March 15, 2016. We have not entered into forbearance agreements with the lenders under our Credit Agreement or the lenders under our other longwall equipment financing arrangements. Therefore, these lenders may exercise any remedies available to them at any time, including the acceleration of the indebtedness owed thereunder and exercising remedies with respect to our collateral securing such indebtedness.

We have engaged financial and legal advisors to advise us regarding potential alternatives to address the issues described above. There can be no assurance that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors or the failure to extend any forbearance agreement in connection with the related negotiations would have a material adverse effect on our liquidity, financial condition and results of operations, including requiring us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

Given the difficult coal market conditions expected for 2016, we believe that there is a reasonable possibility that we may not be able to comply with our financial covenants during 2016. Failure to comply would be an additional default under the terms of the Credit Agreement and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we would be required to seek one or more amendments or waivers from our lenders. We may not be able to do so on favorable terms, if at all. If we were unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing. However, we may not be able to obtain such financing on favorable terms, if at all.

For more information on the specific risks we face due to the above defaults, see Part I. “Item 1A. Risk Factors” of this report.

Factors That Affect Our Results

Coal Sales. Our average coal sales realization per ton in the near-term may decrease as we replace expiring favorably priced supply contracts with new supply contracts at contractually negotiated market prices. In recent years, domestic coal prices have weakened due to reduced demand from coal-fired plants and international prices have also declined significantly as a result of excess supply in the marketplace. We expect this low-price environment to continue throughout 2016 but we anticipate the lower coal prices will be partially offset by lower transportation costs due to an increased mix of domestic sales.

Demand for coal can increase due to unusually hot or cold weather as consumers use more electricity to air condition or heat their homes. Conversely, mild weather can result in softer demand for our coal. Adverse weather conditions, such as blizzards or floods, can affect our ability to mine and ship our coal and our customers’ ability to take delivery of coal.

Cost of Coal Sales (Excluding Depreciation, Depletion and Amortization). Our cost of coal sales (excluding depreciation, depletion and amortization) includes, but is not limited to, labor and benefits, supplies, repairs, utilities, insurance, equipment rental, mine lease costs (royalties), property and subsidence costs, production taxes, belting, coal preparation and direct mine overhead. Each of these cost components has its own drivers, which can include the cost and availability of labor, changes in health care and insurance regulations and costs, the cost of consumable items or inputs in to our supplies, changes in regulations impacting our industry, and/or our staffing levels. In addition, geology can unfavorably impact our costs by requiring incremental roof control support and higher water handling and equipment maintenance expenses. Certain of our royalties are dependent directly upon the price at which we sell our coal and our cost to transport the coal to our customers, in addition to having minimum payment requirements.

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

Transportation. We generally sell our coal to customers at three distinct delivery points; either at our mines, at river terminals on the Ohio and Mississippi Rivers, or at two export terminals near New Orleans. Except for those sales that occur at our mine, we generally bear the transportation cost and risk to and through these terminals and we therefore do not report coal sales and transportation revenue separately in our consolidated statements of operations. Also, because we are responsible for the cost of transporting our coal to these various delivery points, we also bear the risk that our transportation expense will increase over time. Where possible, we enter into long-term transportation and throughput agreements to secure capacity and price certainty. These agreements generally require throughput of minimum annual volumes. Failure to meet the minimum annual volume requirements can result in higher transportation costs to us on a per ton basis. The primary reason for making our minimum annual volume commitments was to secure long-term access to international markets. To the extent coal pricing to international markets does not substantially improve from current pricing levels, we expect our sales volumes to international markets to continue to decline thereby resulting in higher charges for shortfalls on minimum contractual throughput volume requirements.

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

Selling, general and administrative. Selling, general and administrative expense consists of our general corporate overhead expenses, including, but not limited to, management and administrative labor, corporate occupancy expenses, office expenses, and professional fees. Prior to Murray Energy’s investment in the Partnership, all selling, general and administrative costs were variable based on actual costs incurred. In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provides certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. We expect that the MSA will result in lower selling, general and administrative costs to the Partnership.

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

Results of Operations

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Coal Sales. The following table summarizes coal sales information during the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Variance
	(In Thousands, Except Per Ton Data)
Coal sales	$979,179	$1,109,404	$(130,225)	-11.7%
Tons sold(1)	21,946	22,044	(98)	-0.4%
Coal sales realization per ton sold(2)	$44.62	$50.33	$(5.71)	-11.3%
Netback to mine realization per ton sold(3)	$36.79	$40.29	$(3.50)	-8.7%

(1) - Excludes tons sold of 0.2 million during the year ended December 31, 2014 for our mine under development.
(2) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(3) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

Coal sales decreased $130.2 million from the prior year due to a decline in coal sales realization per ton sold of $5.71. The decline in coal sales realization per ton was due to a decline in realization per ton on both our domestic and international sales driven by weak coal market conditions as well as a lower mix of international shipments. Increased domestic shipments during the current year offset the 1.3 million ton decrease in sales volumes to international markets from the prior year. The decline in tons sold to the international market resulted in a corresponding decline in transportation expense during the current year, therefore, the netback to mine realization per ton sold decreased to a lesser extent than the coal sales realization per ton sold.

Other Revenues. Other revenues of $5.7 million recorded for the year ended December 31, 2015 were primarily comprised of overriding royalty and lease revenues earned on the financing agreements entered into with affiliates of Murray Energy in April 2015.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Variance
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$509,170	$449,905	$59,265	13.2%
Produced tons sold(1)	21,507	21,634	(127)	-0.6%
Cash cost per ton sold(2)	$23.67	$20.80	$2.87	13.8%

Tons produced(3)	20,097	22,547	(2,450)	-10.9%

(1) - Excludes tons sold of 0.2 million during the year ended December 31, 2014 for our mine under development.
(2) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.
(3) - Excludes production of 0.2 million tons during the year ended December 31, 2014 for our mine under development.

The increase in cost of coal produced during the current period was driven by a $2.87 per ton increase in cash cost per ton sold. The impact of the Hillsboro mine combustion event and increased costs at our Williamson and Sugar Camp operations primarily accounted for the increase in the cash cost per ton sold. The direct costs incurred during 2015 from our efforts to extinguish the fire at our Hillsboro mine was $20.2 million and the indirect impact of incurring salary and overhead costs at this mine without any corresponding production was $10.6 million. The higher cash cost per ton sold at our Williamson and Sugar Camp operations was driven by higher repairs, maintenance and longwall costs during the current year. Partially offsetting the higher costs discussed above was an $8.4 million favorable adjustment related to a refund from our utility provider during 2015.

Transportation. Transportation expense declined $49.4 million, or $2.21 per ton sold, from the prior year period due to a 19.4% decline in international sales as well as lower charges during the current year period for shortfalls against contractual minimum volumes as a result of a favorable contractual amendment to reduce the required minimum volumes through Convent Marine Terminal (“CMT”), the export terminal owned by an affiliate prior to September 2015.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization expense of $25.6 million from the prior year was primarily due to the reduction of coal inventory during the current year and the second longwall at our Sugar Camp complex coming out of development in June 2014.

Long-lived Asset Impairments. During the years ended December 31, 2015 and 2014, we recorded an impairment charge of $11.6 million and $34.7 million, respectively, related to certain Hillsboro prepaid royalties for which we determined recoupment was improbable. Also, during the year ended December 31, 2015, we recorded a charge to write-off the remaining $1.0 million in deferred longwall costs related to Hillsboro’s current longwall panel, which is being abandoned as a result of the mine fire.

Transition and Reorganization Costs. Transition and reorganization costs were $21.4 million for the year ended December 31, 2015. As part of the Murray Energy transaction, Foresight entered into the MSA with Murray Energy with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicate selling, general and administrative costs. The costs for the current period are primarily comprised of retention compensation to certain employees during the transition period and termination benefits to employees whose positions were replaced by Murray Energy employees under the MSA. Included in these retention costs were $5.9 million of retention and transition salaries paid by FELP, $10.0 million of retention and severance costs paid by Foresight Reserves (which were recorded as capital contributions), $4.3 million of equity-based compensation for the accelerated vesting of certain equity awards, and $1.2 million of legal and various other one-time charges related to the Murray Energy transaction.

Gain on Commodity Derivative Contracts. We recorded a gain on our commodity derivative contracts of $45.7 million for the year ended December 31, 2015 compared to a $76.3 million gain for the year ended December 31, 2014. The API 2 coal index forward price curve declined significantly during both fiscal year 2015 and 2014, resulting in the large derivative gains. For the year ended December 31, 2015, we realized net gains of $61.2 million on commodity derivative contracts, of which $19.1 million were for coal derivative contracts settled prior to their contractual maturities.

Other Operating Income, Net. Other operating income, net increased $10.6 million from the prior year period primarily due to a $13.5 million favorable legal settlement with Murray Energy during the first quarter of 2015 (see Part II. “Item 8. Financial Statements – Note 22 Contingencies” of this Annual Report on Form 10-K).

Interest Expense, Net. Interest expense, net for the year ended December 31, 2015 increased $4.3 million from the prior year period due primarily to higher interest charges on our Macoupin sale-leaseback obligation and lower interest charges capitalized in 2015. For the year ended December 31, 2015, we capitalized $1.9 million in interest expense as compared to $5.2 million during the prior year. The decrease in capitalized interest was due to capital spending on the development of Sugar Camp’s second longwall mine along with the acquisition of an additional set of longwall shields during 2014.

Debt Restructuring Costs. The $3.9 million of debt restructuring costs incurred during the year ended December 31, 2015 represents legal and other advisor fees incurred as a result of the unfavorable ruling under the 2021 Senior Note bondholder lawsuit, including the negotiations with all of our creditors as a result of the default and the evaluation of our alternatives with respect to the restructuring of our indebtedness.

Adjusted EBITDA. Adjusted EBITDA declined $71.2 million from the prior year due to lower netback to mine realizations per ton sold and the higher cash cost per ton sold during the year ended December 31, 2015. Partially offsetting the above was $42.0 million of incremental realized gains on commodity derivative contracts and a favorable $13.5 million legal settlement with Murray Energy during 2015. The table below reconciles net (loss) income attributable to controlling interests to Adjusted EBITDA for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(In Thousands)
Net (loss) income attributable to controlling interests	$(39,454)	$137,567
Interest expense, net	117,311	113,030
Depreciation, depletion and amortization	195,415	169,767
Accretion on asset retirement obligations	2,267	1,621
Equity-based compensation	13,704	5,024
Long-lived asset impairments	12,592	34,700
Transition and reorganization costs (excluding amounts included in equity-based compensation)(1)	17,111	—
Unrealized loss (gain) on commodity derivative contracts and prior cumulative unrealized gains realized during the period	15,532	(57,126)
Debt restructuring costs	3,930	—
Loss on early extinguishment of debt	—	4,979
Adjusted EBITDA	$338,408	$409,562

(1)	Equity-based compensation of $4.3 million was recorded in transition and reorganization costs in the consolidated statement of operations for the year ended December 31, 2015.

For a discussion on Adjusted EBITDA, please read Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Coal Sales. The following table summarizes coal sales information for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014	2013	Variance
	(In Thousands, Except Per Ton Data)
Coal sales	$1,109,404	$957,412	$151,992	15.9%
Tons sold(1)	22,044	18,589	3,455	18.6%
Coal sales realization per ton sold(2)	$50.33	$51.50	$(1.17)	-2.3%
Netback to mine realization per ton sold(3)	$40.29	$40.93	$(0.64)	-1.6%

(1) - Excludes tons sold of 0.2 million and 0.8 million during the years ended December 31, 2014 and 2013, respectively, for our mine under development.
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

Cost of coal produced (excluding depreciation, depletion and amortization) increased $89.0 million, or 24.7% for the year ended December 31, 2014, primarily due to higher sales volumes, which resulted in $60.0 million in higher costs, as well as a $1.34 per ton increase in the cash cost per ton sold due to increased production costs at our Sugar Camp and Hillsboro operations. Our cash cost per ton sold at Sugar Camp was higher due to the introduction of additional continuous miner development units as well as higher roof control, water handling and other longwall-related costs. The increased costs at our Hillsboro mine were primarily a result of an underground fire which halted production for nearly a month and resulted in direct incremental costs of $2.6 million. Additionally, Hillsboro incurred higher subsidence, longwall and roof control costs during the year ended December 31, 2014.

Cost of Coal Purchased. Cost of coal purchased for the year ended December 31, 2014 was $18.2 million, compared to $2.2 million during the year ended December 31, 2013. We purchased coal from third parties during the current year in an effort to optimize margins between our domestic and export sales. The cost per ton to purchase coal is typically higher than our cost per ton to produce coal.

Transportation. Our cost of transportation for the year ended December 31, 2014 increased $24.5 million primarily due to higher sales volumes offset by a $0.55 per ton decrease in the average cost of transportation. The decline in transportation cost per ton was due to a lower percentage of our sales going to international markets during the year offset by higher charges for shortfalls on minimum contractual throughput volume requirements and an increase in the cash cost of transporting coal through CMT.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization expense for the year ended December 31, 2014 increased $7.6 million, or 4.7%. The increase is primarily due to additional equipment added at our second longwall mining operation at our Sugar Camp complex, with the start-up of production on June 1, 2014, and $6.5 million of incremental amortization expense to accelerate amortization on certain Hillsboro development assets due to a change in the mine plan.

Long-lived Asset Impairments. During the year ended December 31, 2014, we recorded a $34.7 million impairment charge related to certain Hillsboro prepaid royalties which we determined recoupment was improbable based on the remaining period available for recoupment and current coal market conditions.

Selling, General and Administrative. Our selling, general and administrative expense of $33.7 million for the year ended December 31, 2014 increased $1.4 million due to $3.2 million in equity-based compensation expense recorded during the year offset by lower travel-related expenses in 2014.

Gain on Commodity Derivative Contracts. We recorded a gain on our coal derivative contracts of $76.3 million for the year ended December 31, 2014 compared to a $2.4 million gain for the year ended December 31, 2013. The increase was due to the significant decline in the API 2 coal index forward curve throughout 2014. Of the $76.3 million gain recorded, $57.1 million represented an unrealized gain and $19.2 million represented a realized gain.

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

Adjusted EBITDA. Adjusted EBITDA increased $46.1 million, or 12.7%, to $409.6 million for the year ended December 31, 2014 due primarily to higher sales volumes compared to the prior year, offset by lower coal sales realizations and higher production costs during 2014. The table below reconciles net income attributable to controlling interests to Adjusted EBITDA for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014	2013
	(In Thousands)
Net income attributable to controlling interests	$137,567	$8,517
Interest expense, net	113,030	115,897
Depreciation, depletion and amortization	169,767	162,177
Accretion on asset retirement obligations	1,621	1,527
Equity-based compensation	5,024	—
Long-lived asset impairments	34,700	—
Unrealized loss (gain) on commodity derivative contracts and prior cumulative unrealized gains realized during the period	(57,126)	(2,453)
Loss on early extinguishment of debt	4,979	77,773
Adjusted EBITDA	$409,562	$363,438
For a discussion on Adjusted EBITDA, please read Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). Historically, our cash flows from operations and available capacity under our Revolving Credit Facility supported our cash requirements. The existence of an event of default has prohibited us access to borrowings or other extensions of credit under our Revolving Credit Facility. While management is focused on the preservation of our liquidity, our not having access to borrowings or other extensions of credit under our Revolving Credit Facility is having an adverse effect on our liquidity. As of December 31, 2015, we had $17.5 million of cash on hand and, as of February 29, 2016, we had approximately $21.9 million of cash on hand. We did not pay the $23.6 million of interest owed to holders of the 2021 Senior Notes on February 16, 2016 and elected to exercise the 30-day grace period with respect to the interest payment due under the Indenture. If we do not make the interest payment by the end of the 30-day grace period, an additional event of default will exist under the Indenture. Also, the loss we incurred during the current fiscal year has had a significant negative impact on the extent to which we currently comply with the financial debt covenants under our Credit Agreement, which are calculated on the rolling prior four quarters financial results. Our covenants required a consolidated interest coverage ratio of greater than 2.00x and a consolidated net senior secured leverage ratio of less than 2.75x as of December 31, 2015. As of December 31, 2015, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio were 3.00x and 2.50x, respectively.

Given the difficult coal market conditions and the impact of the Hillsboro mine fire, we believe that there is a reasonable possibility that we may not be able to comply with our financial covenants during 2016. Failure to comply constitutes a default under the terms of the Credit Agreement and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we would be required to seek one or more amendments or waivers from our lenders. We may not be able to do so on favorable terms, if at all. If we were unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing. However, we may not be able to obtain such financing on favorable terms, if at all.

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

Expansion capital expenditures are cash expenditures made to increase, over the long-term, our operating capacity or net income as it exists at such time as the capital expenditures are made. Development of the second longwall at our Sugar Camp complex was substantially completed with the start-up of the longwall on June 1, 2014. As a result, expansion capital expenditures declined significantly in 2015. Future longwall development and the associated expansion capital expenditures will be dependent upon several factors, including permitting, demand, access to capital, equipment availability and the committed sales position at our existing mining operations.

Distributions

Our partnership agreement provides that our general partner make a determination as whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or at any amount. To the extent the quarterly distribution is below the minimum quarterly distribution (“MQD”) of $0.3375 per unit, as defined in the partnership agreement, then common unitholders would accrue an arrearage equal to the shortfall amount to the MQD that would carry forward to future quarters and must be paid to common unitholders before any distributions from operating surplus to the subordinated unitholder is made.

In February, May, and August of 2015, we paid quarterly cash distributions of $0.36, $0.37 and $0.38 per unit, respectively, to all limited partner unitholders. In November 2015, we paid a distribution of $0.17 per unit to common unitholders, while suspending the distribution to the subordinated unitholder. Chris Cline and one additional common unitholder elected to forego the $0.17 per common unit distribution on their collective 21.2 million common units. The decision by the board of directors of our general partner to reduce the distribution for the third quarter of 2015 and suspend distributions for the fourth quarter of 2015 was a proactive effort to improve both long-term liquidity and our leverage in this difficult and unpredictable coal market. Also, the current default under our long-term debt arrangements prohibits distributions being made to our unitholders.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Net cash provided by operating activities	$200,412	$240,782	$180,971
Net cash used in investing activities	$(138,781)	$(224,583)	$(209,457)
Net cash (used in) provided by financing activities	$(70,602)	$(14,477)	$25,385

Net cash provided by operating activities declined $40.4 million to $200.4 million for the year ended December 31, 2015 primarily due to lower net income, excluding non-cash items, during the current year. The impact of lower earnings during the current year was offset partially by favorable variances in working capital accounts from the prior year, including $40.0 million in cash proceeds from the settlement of derivative contracts during 2015 and a $41.8 million favorable variance in inventory as Hillsboro’s coal stockpiles have been depleted due to the mine fire and we cut coal production in December 2015 to preserve our liquidity and drawdown the excess coal inventory at our other mine sites.

Net cash used in investing activities was $138.8 million for the year ended December 31, 2015, compared to $224.6 million for the year ended December 31, 2014. The decline in net cash used in investing activities was primarily due to a $144.7 million reduction in capital expenditures as a result of the second longwall mine at our Sugar Camp complex emerging from development in June 2014 as well as the receipt of $19.1 million in proceeds during the current year from the settlement of certain outstanding coal derivative contracts. The cash receipts on these contracts were recorded as an investing activity given they were settled prior to the economically hedged sale transaction occurring. Offsetting the items above was a $75.0 million investment in the Murray Energy transport lease and overriding royalty agreements (see Part II. “Item 8. Financial Statements – Note 15. Related-Party Transactions” of this Annual Report on Form 10-K).

Net cash used in financing activities was $70.6 million for the year ended December 31, 2015, compared to $14.5 million used in financing activities for the year ended December 31, 2014. During the year ended December 31, 2015, we received net proceeds from our A/R securitization program of $41.0 million, increased our borrowings under our Revolving Credit Facility by $33.0 million and received proceeds from incremental term loan borrowings of $59.3 million. Also, during the current year period, we repaid $44.4 million under our longwall financing and capital lease arrangements, repaid $2.6 million in short-term insurance financing, paid $2.8 million in debt issuance costs and paid $152.4 million in distributions to our limited partners and noncontrolling interests. The increased borrowings during the current year period were due in part to the $75.0 million invested in the Murray Energy transport lease and overriding royalty agreements.

Net cash provided by operating activities increased $59.8 million from the year ended December 31, 2013 to $240.8 million for the year ended December 31, 2014. The increase in cash provided by operating activities was primarily due to the usage of $72.1 million of cash in the prior year for the early extinguishment of the 2017 Senior Notes and a $46.1 million increase in Adjusted EBITDA during 2014, offset partially by unfavorable net changes in our working capital accounts primarily due to higher inventory and receivables at December 31, 2014 due to our growth in sales and production from the prior year.

Net cash used in investing activities was $224.6 million for the year ended December 31, 2014, compared to $209.5 million for the year ended December 31, 2013. During 2014, we invested $229.7 million in property, plant, equipment and development. Significant capital expenditures were made in 2014 for the second longwall mine at our Sugar Camp Complex, including the purchase of an additional set of longwall shields, the construction of two water treatment plants at our Sugar Camp Complex, and refuse expansion at Hillsboro. We also settled certain outstanding coal derivative contracts during the year ended December 31, 2014 prior to the economically hedged sale transaction occurring; therefore, we recorded $7.3 million of cash proceeds as an investing activity.

Net cash used in financing activities was $14.5 million for the year ended December 31, 2014. During 2014, we received proceeds from our IPO of $322.7 million, net of $27.1 million in underwriter fees and other costs and fees associated with the IPO. Net proceeds from the IPO were used to repay $210.0 million of term loan principal and pay a $115.0 million special distribution to Foresight Reserves and a member of management. We also increased our borrowings under our Revolving Credit Facility by $60.5 million and incurred $24.3 million of incremental indebtedness related to purchase of a new set of longwall shields. In addition, during the year ended December 31, 2014, we repaid $35.0 million of principal under our longwall financing and capital lease arrangements, repaid an additional $1.1 million of term loan principal and paid $59.4 million in additional cash distributions ($49.2 million of which were quarterly distributions to limited partner unitholders subsequent to our IPO).

Long-Term Debt and Sale-Leaseback Financing Arrangements

2021 Senior Notes

On August 23, 2013, FELLC issued $600.0 million of 7.875% senior notes due August 15, 2021 (the “2021 Senior Notes”) and redeemed the outstanding 2017 senior notes. The 2021 Senior Notes are guaranteed on a senior unsecured basis by the Partnership and all of its domestic operating subsidiaries, other than Foresight Energy Finance Corporation, co-issuer of the notes. Interest is due semiannually on February 15 and August 15 of each year. The 2021 Senior Notes were issued at an initial discount of $4.3 million, which is being amortized using the effective interest method over the term of the notes.

As discussed above under “Debt Defaults”, on December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy constituted a “change of control” under the Indenture governing the 2021 Senior Notes and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015 (see Note 3). On February 16, 2016, we did not pay the accrued interest owed to holders of the 2021 Senior Notes on such day and elected to exercise the 30-day grace period with respect to the interest payment due under the Indenture. The aggregate amount of the interest payment due is approximately $23.6 million. If we do not make the interest payment by the end of the 30-day grace period, an additional event of default will exist under the Indenture. We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes and our other creditors. For more information on the specific risks we face due to the above defaults, see Part I. “Item 1A. Risk Factors” of this report.

Revolving Credit Facility and Term Loan

In August 2010, FELLC entered into a $285.0 million revolving credit facility (the “Revolving Credit Facility”), which was amended in December 2011 to increase the capacity to $400.0 million. In August 2013, FELLC executed the second amendment to its credit agreement (the “Credit Agreement”) to increase the borrowing capacity under the Revolving Credit Facility from $400.0 million to $500.0 million and extend the maturity date to August 23, 2018. In May 2015, FELLC entered into the Incremental Amendment

No. 1 to the Credit Agreement which increased lender commitments under the Revolving Credit Facility by $50.0 million to $550.0 million. The Revolving Credit Facility is guaranteed by the Partnership and all of its domestic operating subsidiaries except Foresight Energy Finance Corporation. Interest on borrowings under the amended Revolving Credit Facility is based, at our election, on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at a defined prime rate plus an applicable margin. The applicable margin is determined based on our consolidated net leverage ratio, as defined in the Credit Agreement. The weighted-average effective interest rate on borrowings under the Revolving Credit Facility as of December 31, 2015 was 3.6%. We are also required to pay a 0.5% commitment fee for unutilized capacity. At December 31, 2015, we had borrowings of $352.5 million outstanding under the Revolving Credit Facility and $6.5 million outstanding in letters of credit.

The Credit Agreement was also amended on August 23, 2013 to incorporate the issuance of a $450.0 million senior secured term loan (the “Term Loan”). The Term Loan required quarterly principal payments of approximately $1.1 million, which commenced on December 31, 2013. In June 2014, we repaid $210.0 million of principal with proceeds from the IPO, which was applied against the prospective scheduled quarterly principal payments. In May 2015, FELLC entered into the Incremental Amendment No. 1 to the Credit Agreement, which in addition to increasing our capacity under the Revolving Credit Facility, allowed for the borrowing of $60.0 million of additional Term Loan principal. No scheduled principal payments are due until the Term Loan matures on August 23, 2020, at which point all remaining unpaid principal is due. The Term Loan bears interest at LIBOR plus 4.5%, subject to a 1% LIBOR floor. As of December 31, 2015, the interest rate on the Term Loan was 5.5% and the principal balance outstanding, excluding the unamortized debt discount of $2.2 million, was $297.8 million.

Because of the existence of change of control provisions and cross-default provisions in the Credit Agreement, the unfavorable Delaware Court of Chancery opinion and consequently the default under the 2021 Senior Notes Indenture discussed above also resulted in events of default under the Credit Agreement. As a result, we have not had access to borrowings or other extensions of credit under our Revolving Credit Facility We have not entered into forbearance agreements with the lenders under our Credit Agreement therefore they may exercise any remedies available to them, including acceleration of the indebtedness owed to them and exercising remedies with respect to our collateral securing such indebtedness.

In January 2016, we received notice from the administrative agent to the Credit Agreement that prospective borrowings under the Credit Agreement would be subject to the default interest, as defined in the Credit Agreement, which will result in a 2% increase to the borrowing rate.

The Revolving Credit Facility is subject to customary debt covenants, including a consolidated interest coverage ratio and a consolidated net senior secured leverage ratio. As of December 31, 2015, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio were 3.00x and 2.50x, respectively. Our covenants required a consolidated interest coverage ratio of greater than 2.00x and a consolidated net senior secured leverage ratio of less than 2.75x as of December 31, 2015. In addition, both the Credit Agreement and 2021 Senior Notes carry limitations on restricted payments, which may impact the timing and amount of cash distributions.

Trade A/R Securitization

In January 2015, Foresight Energy LP and certain of its wholly-owned subsidiaries, entered into a $70 million receivables securitization program (the “Securitization Program”). Under this Securitization Program, our subsidiaries sell all of their customer trade receivables (the “Receivables”), on a revolving basis, to Foresight Receivables LLC, a wholly-owned and consolidated special purpose subsidiary of Foresight Energy LP (the “SPV”). The SPV then pledges its interests in the Receivables to the securitization program lenders, which make loans to the SPV. The Securitization Program has a three-year maturity which expires on January 12, 2018. The borrowings under the Securitization Program are variable-rate and also carry a commitment fee for unutilized commitments.

On January 27, 2016, we entered into a forbearance agreement in respect of our securitization program (as amended, the “Securitization Forbearance Agreement”), pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through March 15, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Forbearance Agreement, the receivables facility was amended to permanently reduce commitments to $50.0 million in total, and the Borrower may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables. Any extensions of credit under this agreement during the forbearance period are at the sole and absolute discretion of the lenders.

As of December 31, 2015, we had borrowings outstanding of $41.0 million under the Securitization Program.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. These capital lease obligations bear interest at 5.762% and principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. As of December 31, 2015, $45.7 million was outstanding under these capital lease obligations.

In March 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. These capital lease obligations bear interest ranging from 5.4% to 6.3%, and principal and interest payments are due monthly over the terms of the leases. As of December 31, 2015, $17.1 million was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in 17 equal semiannual payments through September 30, 2020. The outstanding balance as of December 31, 2015 was $51.6 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in 17 equal semiannual payments through June 30, 2020. The outstanding balance as of December 31, 2015 was $50.4 million.

The guaranty agreements with the lender under both the 5.555% and 5.78% longwall financing arrangements contain certain financial covenants consistent with those of our Revolving Credit Facility.

Sale-Leaseback Financing Arrangements - Affiliate

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, a subsidiary of Natural Resources Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At December 31, 2015, the outstanding balance of the sale-leaseback financing arrangement was $143.5 million and the effective interest rate was 13.9%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At December 31, 2015, the outstanding balance of the sale-leaseback financing arrangement was $50.0 million and the effective interest rate was 13.2%.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At December 31, 2015, we had $6.5 million of letters of credit outstanding.

We had outstanding surety bonds with third parties of $79.2 million as of December 31, 2015 to secure reclamation and other performance commitments. In February 2016, we were required to post cash collateral of $2.5 million to our surety bond provider.

Contractual Obligations

The following is a summary of our significant future contractual obligations as of December 31, 2015, by year:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In Millions)
Long-term debt (1)	$1,393.2	$1,393.2	$0.0	$0.0	$0.0
Sale-leaseback financing arrangement (2)	289.3	21.0	42.0	42.0	184.3
Capital lease obligations (3)	62.7	62.7	—	—	—
Operating lease obligations	4.8	2.2	2.3	0.2	0.1
Take-or-pay transportation arrangements (4)	355.4	55.6	100.5	105.9	93.4
Coal reserve lease and royalty obligations (5)	564.9	59.7	119.3	105.3	280.6
Unconditional purchase obligations (6)	14.9	14.9	—	—	—
Total (7)	$2,685.2	$1,609.3	$264.1	$253.4	$558.4

(1)

Includes our Revolving Credit Facility, 2021 Senior Notes, Term Loan and the 5.555% and 5.78% longwall financing arrangements. The above table reflects the maturity as ‘Less than 1 year’ on all debt because the Partnership is in default under all of its debt arrangements and therefore the outstanding principal owed under these debt arrangements may be accelerated by the lenders. In addition, no interest expense is incorporated into the future contractual obligation amounts given the uncertainty surrounding the timing of principal repayment and the appropriate applicable interest rates given the default status on these instruments.

(2)	Represents the minimum annual payments required under our Macoupin and Sugar Camp sale-leaseback financing arrangements.
(3)

The above table reflects the maturity as ‘Less than 1 year’ on all debt because the Partnership is in default under all of its debt arrangements and therefore the outstanding principal owed under these debt arrangements may be accelerated by the lenders. In addition, no interest expense is incorporated into the future contractual obligation amounts given the uncertainty surrounding the timing of principal repayment and the appropriate applicable interest rates given the default status on these instruments.

(4)	Principally includes our various take-or-pay arrangements associated with rail and terminal facility commitments for the delivery of coal.
(5)	Comprised of the future minimum cash payments due under our various coal reserve lease and royalty obligations.
(6)

We have open purchase agreements with approved vendors for most types of operating expenses. However, our specific open purchase orders (which have not been recognized as a liability) under these purchase agreements are not material and typically allow for cancellation or return without penalty. The commitments in the table above relate only to committed capital purchases as of December 31, 2015. The contractual table above does not include our obligations under the MSA with Murray Energy, please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 15–Related-Party Transactions” for a discussion on the terms of this contractual arrangement.

(7)

The contractual obligation table does not include asset retirement obligations. Asset retirement obligations result primarily from statutory, rather than contractual obligations and the ultimate timing and amount of the obligations are an estimate. As of December 31, 2015, we have $43.3 million recorded in our consolidated balance sheet for asset retirement obligations.

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

See Part III. “Item 13. Certain Relationships and Related Transactions and Director Independence” for a discussion of the above leases and agreement with affiliated parties.

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

Interest is accrued on the outstanding principal amounts of the financing arrangements using an implied interest rate, which was initially determined at inception of the lease and is adjusted for changes in future expected amounts and timing of payments based on the mine plans and also, for the Macoupin sale-leaseback only, the future expected sales price of its coal. Payments are applied first against accrued interest and any excess is then applied against the outstanding principal. Revisions to the mine plans, which occur periodically as changes are made to estimates of the quantity and the timing of tons to be mined, will impact the effective interest rate. We account for such changes by adjusting in the current period, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied). The implied effective interest rate was 13.9% as of December 31, 2015 and 2014 on the Macoupin sale-leaseback financing arrangement and 13.2% and 13.9% for the Sugar Camp sale-leaseback financing arrangement as of December 31, 2015 and 2014, respectively. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the consolidated statements of operations could be significant.

Prepaid Royalties. Prepaid royalties consist of recoupable minimum royalty payments under various lease agreements. As of December 31, 2015 and 2014, we had recorded on the consolidated balance sheets $75.7 million and $68.3 million, respectively, of prepaid royalties, net of reserves. We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, assessing mine production plans, sales commitments, current and forecasted future coal market conditions, and remaining years available for recoupment. The contractual recoupment periods are generally five to ten years from the payment date. During the years ended December 31, 2015 and 2014, we recorded an impairment charge of $11.6 million and $34.7 million, respectively, to reserve against contractual prepaid royalties between Hillsboro and WPP. We recorded the impairment charge given that recoupment of certain prior minimum royalty payments was determined improbable given the remaining time available under the five-year recoupment periods, the current idling of the mine as a result of the mine fire, and our expected demand for Hillsboro coal based on current and forecasted near-term market conditions, which are impacted by natural gas prices, weather, economic conditions and the regulatory environment.

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

The liability is determined using discounted cash flow techniques and is reduced to its present value at the end of each period. We estimate our ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash cost for a third party to perform the required work. Spending estimates are escalated for inflation, and market risk premium, and then discounted at the credit-adjusted, risk-free rate. The credit-adjusted, risk-free interest rates were 9.8%, 6.6%, and 8.8% at December 31, 2015, 2014, and 2013, respectively. We record an ARO asset associated with the discounted liability for final reclamation and mine closure. Accretion on the ARO begins at the time the liability is incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. The ARO asset for equipment, structures, buildings, and mine development is amortized over its expected life on a units-of-production basis. The ARO liability is then accreted to the projected spending date. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities and revisions to cost estimates, the occurrence of new liabilities from additional disturbances and productivity assumptions. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. At December 31, 2015, our consolidated balance sheet reflected asset retirement obligations of $43.3 million, including amounts classified as a current liability. We estimate the aggregate undiscounted cost of final mine closures, at 2015 costs, to be approximately $85.6 million as of December 31, 2015.

Variable Interest Entities (“VIEs”). We employ contractors to provide labor for our mines and coal processing facilities. In accordance with US GAAP, our consolidated financial statements include entities considered variable interest entities (“VIEs”) for which we are the primary beneficiary. These entities are deemed to be our affiliates and generally own no equipment, real property or other intangible assets and each holds a contract, and in some instances an operator assignment, to provide contract labor services solely to FELP subsidiaries.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue. The initial effective date for ASU 2014-09 was scheduled for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB delayed the effective date until annual and interim periods beginning after December 31, 2017. We are in the process of evaluating the effects, if any, the adoption of this guidance will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of the entity to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, with early adoption permitted. The impact of this standard will be dependent on the Partnership's financial condition and expected operating outlook at the time of adoption.

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

In February 2016, the FASB updated guidance regarding the accounting for leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks include commodity price risk, interest rate risk and credit risk, which are disclosed below.

Commodity Price Risk

We have commodity price risk as a result of changes in the market value of our coal. We try to minimize this risk by entering into fixed price coal supply agreements and, from time to time, commodity hedge agreements. As of December 31, 2015, we had the following contracted minimum sales commitments for the years ending December 31, 2016 and 2017:

	Priced	Unpriced (or Index Based)	Total
	(Tons, in Millions)
Year ending December 31, 2016	16.8	1.6	18.4
Year ending December 31, 2017	9.4	3.2	12.6

As of December 31, 2015, we have 1.1 million tons economically hedged with forward coal derivative contracts tied to the API 2 coal price index to partially mitigate coal price risk through 2017. The impact of our economic hedges to fix the selling price on unpriced (or index-based) coal sales contracts and forecasted sales is not reflected in the table above. A 10% change in the API 2 index would result in a $4.9 million change in the fair value of these derivative contracts.

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. To limit our exposure to price volatility, we have entered into swap agreements with financial institutions which allow us to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of December 31, 2015, we have 1.0 million gallons of diesel fuel hedged for 2016. A 10% change in the price of diesel fuel would result in a $0.3 million change in the fair value of these derivative contracts.

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2015, of our $1,450.4 million in long-term debt and capital lease obligations outstanding, $691.3 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. A one percentage point increase in the interest rates related to variable interest borrowings would result in an annualized increase in interest expense of approximately $5.2 million.

Credit Risk

We have credit risk associated with our customers and counterparties in our coal sales agreements, financing arrangements and commodity hedge contracts, including with our affiliates. We have procedures in place to assist in determining the creditworthiness and credit limits for such customers and counterparties. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established. At December 31, 2015, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

Item 8. Financial Statements and Supplementary Data

EY Audit Opinion

Report of Independent Registered Public Accounting Firm

The Board of Directors of Foresight Energy GP LLC and

Unitholders of Foresight Energy LP

We have audited the accompanying consolidated balance sheets of Foresight Energy LP (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foresight Energy LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Partnership is in default of certain provisions of its long-term debt and capital lease obligations, resulting in a working capital deficit as of December 31, 2015. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foresight Energy LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 15, 2016

Foresight Energy LP

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$17,538	$26,509
Accounts receivable	61,325	80,911
Due from affiliates	16,615	532
Financing receivables - affiliate	2,689	—
Inventories, net	50,652	92,075
Prepaid expenses	5,498	2,157
Prepaid royalties	5,386	8,380
Deferred longwall costs	18,476	23,224
Coal derivative assets	26,596	36,080
Deferred debt issuance costs	21,362	—
Other current assets	60	6,302
Total current assets	226,197	276,170
Property, plant, equipment and development, net	1,433,193	1,522,488
Due from affiliates	2,691	—
Financing receivables - affiliate	70,139	—
Prepaid royalties	70,300	59,967
Coal derivative assets	22,027	24,957
Other assets	12,493	32,070
Total assets	$1,837,040	$1,915,652
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,450,423	$44,143
Accrued interest	24,574	25,136
Accounts payable	55,192	60,206
Accrued expenses and other current liabilities	35,825	37,820
Due to affiliates	8,536	15,107
Total current liabilities	1,574,550	182,412
Long-term debt and capital lease obligations	—	1,316,528
Sale-leaseback financing arrangements	193,434	193,434
Asset retirement obligations	43,277	31,373
Other long-term liabilities	6,896	5,508
Total liabilities	1,818,157	1,729,255
Limited partners' capital (deficit):
Common unitholders (65,192 and 64,831 units outstanding as of December 31, 2015 and 2014, respectively)	186,660	238,925
Subordinated unitholders (64,955 and 64,739 units outstanding as of December 31, 2015 and 2014, respectively)	(166,061)	(111,169)
Total limited partners' capital	20,599	127,756
Predecessor members' equity	—	50,710
Noncontrolling interests	(1,716)	7,931
Total partners' capital	18,883	186,397
Total liabilities and partners' capital	$1,837,040	$1,915,652

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands, Except per Unit Data)
Revenues
Coal sales	$979,179	$1,109,404	$957,412
Other revenues	5,674	—	—
Total revenues	984,853	1,109,404	957,412

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	509,170	449,905	360,861
Cost of coal purchased	17,444	18,232	2,163
Transportation	171,733	221,178	196,638
Depreciation, depletion and amortization	195,415	169,767	162,177
Accretion on asset retirement obligations	2,267	1,621	1,527
Selling, general and administrative	31,357	33,683	32,295
Long-lived asset impairments	12,592	34,700	—
Transition and reorganization costs	21,433	—	—
Gain on commodity derivative contracts	(45,691)	(76,330)	(2,392)
Other operating income, net	(13,424)	(2,837)	(300)
Operating income	82,557	259,485	204,443
Other expenses:
Interest expense, net	117,311	113,030	115,897
Debt restructuring costs	3,930	—	—
Loss on early extinguishment of debt	—	4,979	77,773
Net (loss) income	(38,684)	141,476	10,773
Less: net income attributable to noncontrolling interests	770	3,909	2,256
Net (loss) income attributable to controlling interests	(39,454)	137,567	$8,517
Less: net income attributable to predecessor equity	23	67,375
Net (loss) income attributable to limited partner units	$(39,477)	$70,192

Net (loss) income subsequent to initial public offering available to limited partner units - basic and diluted:
Common unitholders	$(16,043)	$35,154
Subordinated unitholders	$(23,434)	$35,038

Net (loss) income subsequent to initial public offering per limited partner unit - basic and diluted:
Common unitholders	$(0.25)	$0.54
Subordinated unitholders	$(0.36)	$0.54

Weighted average limited partner units outstanding - basic and diluted:
Common units	65,098	64,790
Subordinated units	64,934	64,739

Distributions declared per limited partner unit	$1.17	$0.38

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Partners’ Capital (Deficit)

	Limited Partners
	Common	Number of	Subordinated	Number of	Predecessor	Noncontrolling	Total Partners'
	Unitholders	Common Units	Unitholders	Subordinated Units	Equity (Deficit)	Interests	Capital
	(In Thousands, Except Unit Data)
Balance at January 1, 2013	$—	—	$—	—	$281,791	$(1,250)	$280,541
Net income	—	—	—	—	8,517	2,256	10,773
Consolidation of variable interest entities	—	—	—	—	—	10,120	10,120
Contributions	—	—	—	—	405	—	405
Non-cash distributions	—	—	—	—	(10,120)	—	(10,120)
Cash distributions	—	—	—	—	(385,000)	(1,882)	(386,882)
Balance at December 31, 2013	$—	—	$—	—	$(104,407)	$9,244	$(95,163)
Net income	35,154	—	35,038	—	67,375	3,909	141,476
Non-cash distributions	—	—	—	—	(12,187)	—	(12,187)
Contribution of net assets to Foresight Energy LP	(51,354)	—	(53,524)	—	104,878	—	—
Issuance of common units, net of offering costs	322,813	64,738,895	—	64,738,895	—	—	322,813
Cash distributions	(71,537)	—	(92,683)	—	(4,949)	(5,222)	(174,391)
Equity-based compensation	5,024	—	—	—	—	—	5,024
Issuance of equity-based awards	—	92,417	—	—	—	—	—
Distribution equivalent rights on LTIP awards	(231)	—	—	—	—	—	(231)
Net settlement of withholding taxes on issued LTIP awards	(944)	—	—	—	—	—	(944)
Balance at December 31, 2014	$238,925	64,831,312	$(111,169)	64,738,895	$50,710	$7,931	$186,397
Net (loss) income	(16,043)	—	(23,434)	—	23	770	(38,684)
Capital contribution from Foresight Reserves LP	5,665	—	5,654	—	—	—	11,319
Contribution of net assets to Foresight Energy LP	25,643	—	34,988	—	(50,733)	(9,898)	—
Cash distributions	(79,733)	—	(72,100)	—	—	(519)	(152,352)
Equity-based compensation	13,704	—	—	—	—	—	13,704
Issuance of equity-based awards	—	361,077	—	215,796	—	—	—
Distribution equivalent rights on LTIP awards	(623)	—	—	—	—	—	(623)
Net settlement of withholding taxes on issued LTIP awards	(878)	—	—	—	—	—	(878)
Balance at December 31, 2015	$186,660	65,192,389	$(166,061)	64,954,691	$—	$(1,716)	$18,883

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash flows from operating activities
Net (loss) income	$(38,684)	$141,476	$10,773
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	195,415	169,767	162,177
Amortization of debt issuance costs and debt premium/discount	6,878	7,022	7,574
Equity-based compensation	13,704	4,749	—
Unrealized gains on commodity derivative contracts	(26,329)	(57,791)	(2,453)
Realized gains on commodity derivative contracts included in investing activities	(19,073)	(7,345)	(986)
Long-lived asset impairments	12,592	34,700	—
Transition and reorganization expenses paid by Foresight Reserves (affiliate)	10,032	—	—
Non-cash loss on early extinguishment of debt	—	4,681	5,625
Other	5,208	2,097	496
Changes in operating assets and liabilities:
Accounts receivable	19,586	(21,921)	9,530
Due from/to affiliates, net	(25,345)	5,930	(1,732)
Inventories	27,994	(13,787)	12,316
Prepaid expenses and other current assets	(250)	(7,807)	(6,338)
Prepaid royalties	(18,945)	(23,475)	(17,064)
Coal derivative assets and liabilities	39,950	(1,226)	(499)
Accounts payable	(5,014)	9,424	1,922
Accrued interest	(562)	(2,509)	(2,695)
Accrued expenses and other current liabilities	874	1,189	5,041
Other	2,381	(4,392)	(2,716)
Net cash provided by operating activities	200,412	240,782	180,971
Cash flows from investing activities
Investment in property, plant, equipment and development	(85,026)	(229,725)	(210,908)
Investment in financing arrangements with Murray Energy (affiliate)	(75,000)	—	—
Settlement of certain coal derivatives	19,073	7,345	986
Return of investment on financing arrangements with Murray Energy (affiliate)	2,172	—	—
Acquisition of an affiliate	—	(3,822)	—
Proceeds from sale of equipment	—	1,619	465
Net cash used in investing activities	(138,781)	(224,583)	(209,457)
Cash flows from financing activities
Net increase in borrowings under revolving credit facility	33,000	60,500	23,000
Net increase in borrowings under A/R securitization program	41,000	—	—
Proceeds from other long-term debt and capital lease obligations	59,325	85,620	1,072,772
Payments on other long-term debt and capital lease obligations	(44,440)	(307,607)	(634,863)
Payments on short-term debt	(2,559)	—	—
Distributions paid	(152,352)	(174,391)	(411,907)
Proceeds from issuance of common units (net of underwriters' discount)	—	329,875	—
Initial public offering costs paid (other than underwriters' discount)	—	(7,206)	(144)
Debt issuance costs paid	(2,751)	(297)	(23,729)
Other	(1,825)	(971)	256
Net cash (used in) provided by financing activities	(70,602)	(14,477)	25,385
Net (decrease) increase in cash and cash equivalents	(8,971)	1,722	(3,101)
Cash and cash equivalents, beginning of period	26,509	24,787	27,888
Cash and cash equivalents, end of period	$17,538	$26,509	$24,787

See accompanying notes.

Foresight Energy LP

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of FELP, Foresight Reserves and a member of management contributed their ownership interests in FELLC to FELP for which they were issued common and subordinated units in FELP. Because this transaction was between entities under common control, the contributed assets and liabilities of FELLC were recorded in the combined consolidated financial statements of FELP at FELLC’s historical cost. FELP has been managed by Foresight Energy GP LLC (“FEGP”) subsequent to the IPO.

During the first quarter of 2015 (the “Contribution Date”), Foresight Reserves and a member of management contributed (through their incentive distribution rights) their 100% equity interest in Sitran LLC (“Sitran”), Adena Resources LLC (“Adena”), Hillsboro Transport LLC (“Hillsboro Transport”) and Akin Energy LLC (“Akin Energy”) to FELP for no consideration (collectively, the “Contributed Companies”) (see Note 18). Because Sitran, Akin Energy and FELP were under common control, FELP’s historical results prior to the Contribution Date have been recast to combine the financial position and results of operations of Sitran and Akin Energy. Hillsboro Transport and Adena were consolidated as variable interest entities (“VIEs”) prior to the Contribution Date (see Note 16); therefore, the contribution did not result in a change in reporting entity. The equity values of Sitran and Akin Energy prior to the Contribution Date are included in predecessor equity in the statement of partners’ capital (deficit), and on the Contribution Date, the net book values of these entities were reclassified from predecessor equity to limited partners’ capital. Similarly, the equity values of Hillsboro Transport and Adena were reclassified from noncontrolling interests to limited partners’ capital on the Contribution Date. The controlling interest net income of the Contributed Companies prior to the Contribution Date and the controlling interest net income of FELLC prior to the IPO are included in net income attributable to predecessor equity in the consolidated statements of operations.

On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% noncontrolling economic interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership percentage of the Partnership’s limited partner units (see Note 15).

As used hereafter in this report, the terms “Foresight Energy LP,” “FELP,” the “Partnership,” “we,” “us” or like terms, refer to the combined consolidated results of Foresight Energy LP, the Contributed Companies, and FELLC and its consolidated subsidiaries and affiliates, unless the context otherwise requires or where otherwise indicated. The information presented in this Annual Report on Form 10-K contains, for all periods presented, the combined consolidated financial results of Foresight Energy LP, the Contributed Companies, FELLC, and VIEs for which FELLC or its subsidiaries are the primary beneficiary.

The Partnership operates in a single reportable segment and currently operates four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event. On June 1, 2014, the second longwall system at our Sugar Camp complex transitioned from the development stage to the production stage and from that date forward was recognized in our results of operations. Mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern United States, as well as overseas markets. Intercompany transactions, including those between consolidated VIEs, the Contributed Companies, and FELP and its consolidated subsidiaries, are eliminated in consolidation.

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

Revenue Recognition

Once mines are in production, coal sales include sales to customers of coal produced and, from time to time, the re-sale of coal purchased from third parties or to one of our affiliates. The Partnership recognizes sales at the time legal title and risk of loss pass to the customer at contracted amounts that are fixed or determinable. For domestic coal sales, this generally occurs when coal is loaded onto railcars at the mine or onto barges at terminals. For coal sales to international markets, this generally occurs when coal is loaded onto an ocean vessel. Quality and weight adjustments are recorded as necessary based on contract specifications as a reduction or increase to coal sales and accounts receivable.

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

Allowance for Doubtful Accounts

The Partnership evaluates the need for an allowance for uncollectible receivables based on a review of account balances that are likely to be uncollectible, as determined by such variables as customer creditworthiness, the age of the receivables and disputed amounts. Historically, credit losses have been insignificant. At December 31, 2015 and 2014, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

Inventories

Inventories are valued at the lower of average cost or market. Parts and supplies inventory consists of spare parts for equipment and supplies used in the mining process. Raw coal represents coal stockpiles that require processing through a preparation plant prior to shipment to a customer. Clean coal represents coal stockpiles that will be sold in its current condition. Coal inventory costs include labor, equipment costs, supplies, transportation costs incurred prior to the transfer of title to customers, depreciation, depletion, amortization and direct mine operating overhead.

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

Property, Plant, Equipment and Development, Net

Property, plant and equipment are recorded at cost. Costs that extend the useful lives or increase the productivity of the assets are capitalized, while normal repairs and maintenance that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Asset retirement obligations for the various assets have been recorded as components of the specific assets to which they relate. Interest costs applicable to major additions are capitalized during the construction period. Interest costs capitalized into property, plant, equipment and development, net for the years ended December 31, 2015, 2014, and 2013, were $1.9 million, $5.2 million, and $3.6 million, respectively. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Machinery and equipment under capital lease agreements are amortized using the straight-line method over the useful lives of the assets given that, in each case, ownership transfers at the end of the lease terms. The cost of acquiring land (subsidence) rights and mineral rights is amortized using the units-of-production method over the mineral reserves benefited by the costs. The estimated useful lives of machinery and equipment, buildings and structures and other categories are as follows:

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

Impairment of Depreciable Assets

The Partnership records impairment losses on depreciable assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. There were no impairment losses recorded on depreciable assets during the years ended December 31, 2015, 2014 and 2013.

Debt Issuance Costs

The Partnership capitalizes costs incurred in connection with the issuance of debt and the establishment of credit facilities and capital leasing arrangements. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. Amortization expense of $6.0 million, $6.1 million and $7.7 million is included in interest expense for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, unamortized debt issuance costs were $21.4 million and $24.6 million, respectively. As of December 31, 2015, all unamortized debt issuance costs were recorded as current assets as a result of all long-term debt being in default and therefore presented as a current liability in the consolidated balance sheet (see Note 3).

Sale-Leaseback Financing Arrangements

The Partnership is party to two arrangements in which it sold assets to an affiliate and immediately leased those assets back from the affiliates. Because the Partnership has continued involvement in the assets sold, the proceeds received on the sale of the assets were recorded as long-term financing arrangements (liabilities) in our consolidated balance sheets. Under both of these arrangements, the Partnership pays a fixed minimum payment, as well as contingent payments for volumes in excess of the contractual minimum payments. Interest is accrued on the outstanding principal amounts of the financing arrangements using an implied interest rate, which was initially determined at inception of the lease and is adjusted for changes in expected amounts and timing of future payments based on the mine plans. Payments are first applied against accrued interest and any excess is applied against the outstanding principal. The Partnership accounts for such changes by adjusting in the current period, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied). If there is a material change to the mine plans, the impact of a change in the effective interest rate to the consolidated statements of operations could be significant.

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

Derivative Financial Instruments

The Partnership utilizes derivative financial instruments principally to manage exposures to coal price and, to a lesser extent, diesel fuel prices. The Partnership records the fair value of each instrument as either an asset or liability in the consolidated balance sheets and the change in fair value of each instrument is recorded in the consolidated statements of operations.

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

We currently meet the Qualifying Income Exception and expect to continue to qualify prospectively for this exception. As such, each of our unitholders will take into account their respective share of our items of income, gain, loss and deduction in computing their federal income tax liability as if the unitholder had earned such income directly, even if we make no cash distributions to the unitholder. Distributions we make to a unitholder generally will not give rise to income or gain taxable to such unitholder, unless the amount of cash distributed exceeds the unitholder’s adjusted tax basis. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment basis depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting methods, which are partially dependent upon the unitholder’s tax position, differs from the accounting methods followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us.

Our tax counsel provided an opinion at the time of the IPO that FELP will be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding our classification as a partnership for federal income tax purposes.

FELLC, its subsidiaries and controlled entities were established as limited liability companies, and thus for federal and, if applicable, state and local income tax purposes, are treated as pass-through entities. Therefore, no provision for income taxes was included in the consolidated financial statements.

Supplemental Cash Flow Information

The following is supplemental information to the statements of cash flows:

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash interest paid, net of amount capitalized	$111,155	$108,517	$111,043

Supplemental disclosure of noncash investing and financing activities:
Noncash member distributions	$—	$12,187	$—
Noncash capital contribution from Foresight Reserves LP (affiliate)	$11,319	$—	$—
Short-term insurance financing	$2,806	$—	$—

Newly Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations by updating the criteria for determining discontinued operations and modifies the disclosure requirements of both discontinued operations and certain other disposals not defined as discontinued operations. ASU 2014-08 was adopted during the first quarter of 2015 and did not have an effect on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of the entity to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, with early adoption permitted. The impact of this standard will be dependent on the Partnership's financial condition and expected operating outlook at the time of adoption.

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

In February 2016, the FASB updated guidance regarding the accounting for leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

3. Debt Defaults and Liquidity

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy (see Note 15) constituted a “change of control” under the indenture (the “Indenture”) governing our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015.

Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our other debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under Foresight Energy LLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s receivables securitization program and certain other financing arrangements, including our longwall financing arrangements. The existence of an event of default has prohibited us access to borrowings or other extensions of credit under our Revolving Credit Facility.

On December 18, 2015, we entered into a forbearance agreement (as amended, the “Notes Forbearance Agreement”) with Wilmington Savings Fund Society, FSB, as successor indenture trustee (the “Trustee”), and the Consenting Noteholders (defined below). Under the Notes Forbearance Agreement, the Consenting Noteholders and the Trustee agreed to forbear from exercising certain rights and remedies to which they may be entitled in respect of the 2021 Senior Notes or under the Indenture. The Notes Forbearance Agreement currently remains in effect through March 15, 2016, unless extended by the Consenting Noteholders in their sole discretion. There can be no assurances that the Consenting Noteholders will agree to any extension of the Notes Forbearance Agreement or that if such forbearance agreement is terminated early or otherwise expires or terminates pursuant to its terms, that the requisite noteholders under the Indenture will not pursue any and all remedies available to them under the Indenture or otherwise.

On January 27, 2016, we entered into a forbearance agreement in respect of our securitization program (as amended, the “Securitization Forbearance Agreement”), pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through March 15, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Securitization Forbearance Agreement, the receivables facility was amended to permanently reduce commitments to $50.0 million in total, and we may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables. Any extensions of credit by the lenders during the forbearance period are in their sole and absolute discretion.

We have not entered into forbearance agreements with the lenders under our Credit Agreement or the lenders under our equipment financing arrangements.  Therefore, the lenders under the Credit Agreement and our equipment financing arrangements may exercise any remedies available to them at any time. The remedies available to the lenders under the Credit Agreement include acceleration of the indebtedness owed thereunder and exercising remedies with respect to our collateral securing such indebtedness. There can be no assurances that our creditors will not accelerate the indebtedness under their respective facilities or exercise any rights or remedies to which they are entitled.

On February 16, 2016, we did not pay the accrued interest owed to holders of the 2021 Senior Notes on such day and elected to exercise the 30-day grace period with respect to the interest payment due under the Indenture. The aggregate amount of the interest payment due is $23.6 million. If we do not make the interest payment by the end of the 30-day grace period, an additional event of default will exist under the Indenture. In addition, an event of default will exist under the Credit Agreement, Foresight Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries.

Our auditor’s opinion in connection with our 2015 consolidated financial statements includes a “going concern” uncertainty explanatory paragraph which will result in an additional default under the terms of the Credit Agreement as well as the 2021 Senior Notes, Foresight Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries, because these agreements require delivery of financial statements without a “going concern” explanatory paragraph in the auditor opinion.

Based on the facts and circumstances discussed above, we classified all of this debt as current liabilities in our consolidated balance sheet as of December 31, 2015, which has created a substantial working capital deficiency.

We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes (the “Consenting Noteholders”), who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes, and our other creditors. There can be no assurance that these efforts will result in any agreement.

We have engaged financial and legal advisors to advise us regarding potential alternatives to address the issues described above. We cannot assure you that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors or the failure to extend any forbearance agreement in connection with the related negotiations would have a material adverse effect on our liquidity, financial condition and results of operations. During the year ended December 31, 2015, we incurred legal and financial advisors fees of $3.9 million related to the above issues which have been recorded as debt restructuring fees in the consolidated statement of operations. We expect financial and legal advisor fees to continue to be substantial until such time as the above issues are remedied, if at all.

If an agreement on the terms of an out-of-court restructuring is not reached, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation. If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would likely be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our partnership units will be lost and that our unitholders would lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, will receive substantially less than the amount of their claims.

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). Historically, our cash flows from operations and available capacity under our Revolving Credit Facility supported our cash requirements. However, our not having access to borrowings or other extensions of credit under our Revolving Credit Facility is having an adverse effect on our liquidity. Also, the loss incurred by the Partnership during the current fiscal year has had a significant negative impact on the extent to which we currently comply with the financial debt covenants under our Credit Agreement, which are calculated on the rolling prior four quarters financial results. Our Credit Agreement requires that we maintain a consolidated interest coverage ratio of greater than 2.00x and a consolidated net senior secured leverage ratio of less than 2.75x.

Given the difficult coal market conditions expected for 2016, we believe that there is a reasonable possibility that we may not be able to comply with our financial covenants during 2016. Failure to comply with these financial covenants would be an additional default under the terms of the Credit Agreement and could result in the acceleration of all of our debt obligations. If we are unable to comply with our financial covenants, we would be required to seek one or more amendments or waivers from our lenders. We may not be able to do so on favorable terms, if at all. If we were unable to obtain any required amendments or waivers, our lenders would have the right to exercise remedies specified in the loan agreements, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration occurred, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing. However, we may not be able to obtain such financing on favorable terms, if at all.

The conditions and circumstances above raise substantial doubt about the Partnership’s ability to continue as a going concern, including the current default under all of the Partnership’s long-term debt and capital lease obligations as well as the Partnership’s prospective ability to comply with its existing financial debt covenants. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

4. Transition and Reorganization Costs

Transition and reorganization costs were $21.4 million for the year ended December 31, 2015. In connection with Murray Energy acquiring a noncontrolling ownership interest in the Partnership and its general partner (see Note 15), we entered into a management services agreement (“MSA”) with Murray American Coal Inc., an affiliate of Murray Energy, with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicate selling, general and administrative expenses. The costs are primarily comprised of retention compensation of $20.3 million to certain employees during the transition period and termination benefits to employees whose positions were replaced during the current period by Murray Energy employees under the MSA. Included in these retention costs were $5.9 million of retention and transition salaries paid by FELP, $10.0 million of retention and severance costs by Foresight Reserves which were recorded as capital contributions (an additional $1.3 million was paid and deferred and will be expensed over the required remaining retention period), $4.3 million of equity-based compensation for the accelerated vesting of certain equity awards, and the remaining $1.2 million was legal and various other one-time charges related to the Murray Energy transaction.

5. Commodity Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we enter into long-term, fixed price coal supply sales agreements and coal derivative swap contracts.

As of December 31, 2015 and 2014, we had outstanding coal derivative swap contracts to fix the selling price on 1.1 million tons and 3.4 million tons, respectively. Swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments and expected sales through 2017. The coal derivative contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the consolidated balance sheets (see Note 17).

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. Beginning in 2015, to limit our exposure to diesel fuel price volatility, we entered into swap agreements with financial institutions which provide a fixed price per unit for the volume of purchases being hedged. As of December 31, 2015, we had swap agreements outstanding for 2016 to hedge the variable cash flows related to 1.0 million gallons of diesel fuel. The diesel fuel derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings.

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

The following is a summary of the unrealized and realized gains recorded on commodity derivative contracts for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Unrealized gain/(loss) on commodity derivative contracts and prior cumulative unrealized gains realized during the period	$(15,532)	$57,126	$2,453
Realized gain (loss) on commodity derivative contracts	61,223	19,204	(61)
Gain on commodity derivative contracts	$45,691	$76,330	$2,392

We received $19.1 million, $7.3 million and $1.0 million in proceeds during the years ended December 31, 2015, 2014 and 2013, respectively, from the settlement of derivatives that were reclassified from an operating cash flow activity to an investing activity in the consolidated statement of cash flows because the derivative contracts were settled prior to the expiration of their contractual maturities and prior to the delivery date of the underlying sales contracts.

6. Accounts Receivable

Accounts receivable consists of the following:

	December 31, 2015	December 31, 2014
	(In Thousands)
Trade accounts receivable	$56,013	$72,835
Other receivables	5,312	8,076
Total accounts receivable	$61,325	$80,911

7. Inventories

Inventories consist of the following:

	December 31, 2015	December 31, 2014
	(In Thousands)
Parts and supplies	$24,276	$32,156
Raw coal	1,906	6,200
Clean coal	24,470	53,719
Total inventories	$50,652	$92,075

8. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	December 31, 2015	December 31, 2014
	(In Thousands)
Land, land rights and mineral rights	$99,676	$108,892
Machinery and equipment	1,140,256	1,094,631
Machinery and equipment under capital leases	126,401	126,401
Buildings and structures	248,946	246,617
Development costs	750,177	713,301
Other	9,369	9,239
Property, plant, equipment and development	2,374,825	2,299,081
Less: accumulated depreciation, depletion and amortization	(941,632)	(776,593)
Property, plant, equipment and development, net	$1,433,193	$1,522,488

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2015	December 31, 2014
	(In Thousands)
Employee compensation, benefits and payroll taxes	$12,393	$13,163
Taxes other than income	6,560	5,668
Liquidated damages (non-affiliate)	6,404	7,315
Asset retirement obligations	18	4,207
Royalties (non-affiliate)	3,707	2,975
Other	6,743	4,492
Total accrued expenses and other current liabilities	$35,825	$37,820

10. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	December 31, 2015	December 31, 2014
	(In Thousands)
2021 Senior Notes	$596,664	$596,213
Revolving Credit Facility	352,500	319,500
Term Loan	295,563	235,822
Trade A/R Securitization Program	41,000	—
5.78% longwall financing arrangement	50,423	61,628
5.555% longwall financing arrangement	51,563	61,875
Capital lease obligations	62,710	85,633
Total long-term debt and capital lease obligations	1,450,423	1,360,671
Less: current portion	(1,450,423)	(44,143)
Long-term debt and capital lease obligations	$—	$1,316,528

As discussed in Note 3 and further below, we are in default under all of our long-term debt and capital lease obligations as of December 31, 2015, and therefore, all outstanding long-term debt and capital lease obligations are reflected as a current liability in the consolidated balance sheet.

2021 Senior Notes

In August 2013, FELLC issued $600.0 million of 7.875% senior notes due August 15, 2021. The proceeds from the issuance were used to redeem $600.0 million of outstanding 9.625% senior notes due in 2017 (the “2017 Senior Notes”) through a tender offer. We recorded a $77.3 million loss on the early extinguishment of debt during the year ended December 31, 2013 for the $72.1 million in tender costs to redeem the 2017 Senior Notes and to write-off $5.2 million in unamortized debt issuance costs. The tender costs were recorded as an operating activity in the consolidated statement of cash flows. The 2021 Senior Notes are guaranteed on a senior unsecured basis by the Partnership and all of its domestic operating subsidiaries, other than Foresight Energy Finance Corporation, co-issuer of the notes. The interest on the 2021 Senior Notes is due semiannually on February 15 and August 15 of each year. The 2021 Senior Notes were issued at an initial discount of $4.3 million, which is being amortized using the effective interest method over the term of the notes.

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy constituted a “change of control” under the Indenture governing the 2021 Senior Notes and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015 (see Note 3). On February 16, 2016, we did not pay the accrued interest owed to holders of the 2021 Senior Notes on such day and elected to exercise the 30-day grace period with respect to the interest payment due under the Indenture. The aggregate amount of the interest payment due is $23.6 million. If we do not make the interest payment by the end of the 30-day grace period, an additional event of default will exist under the Indenture. We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes and our other creditors.

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

As of December 31, 2015 and 2014, Chris Cline, the Cline Trust Company, LLC and another director of the Partnership’s general partner had independently acquired and owned, in aggregate, $58.5 million and $12.0 million, respectively, of the outstanding notional principal on the Partnership’s 2021 Senior Notes (see Note 15).

Revolving Credit Facility

In August 2013, FELLC executed the second amendment to its credit agreement to increase the borrowing capacity under its senior secured revolving credit facility (the “Revolving Credit Facility”) from $400.0 million to $500.0 million and extend the maturity date to August 23, 2018. The amendment resulted in the write-off of $0.4 million in unamortized debt issuance costs due to certain lenders changing their commitment level under the credit agreement. In May 2015, we entered into the Incremental Amendment No. 1 to the Credit Agreement, which increased lender commitments under the Revolving Credit Facility by $50.0 million to $550.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Partnership’s option, (1) British Bankers’ Association (as published by Reuters) LIBOR plus an applicable margin ranging from 2.50% to 3.50% or (2) a base rate plus an applicable margin ranging from 1.50% to 2.50%, in each case, determined in accordance with the Partnership’s consolidated net leverage ratio. The Partnership is also required to pay a 0.5% commitment fee to the lenders under the Revolving Credit Facility for unutilized commitments.

Because of the existence of change of control provisions and cross-default provisions in the Credit Agreement, the unfavorable Delaware Court of Chancery opinion and consequently the default under the Indenture discussed above also resulted in events of default under the Credit Agreement. As a result, we have not had access to borrowings or other extensions of credit under our Revolving Credit Facility, which is having an adverse effect on our liquidity. We have not entered into forbearance agreements with the lenders under our Credit Agreement therefore they may exercise any remedies available to them, including acceleration of the indebtedness owed to them and exercising remedies with respect to our collateral securing such indebtedness.

The weighted-average interest rate on borrowings under the Revolving Credit Facility as of December 31, 2015 was 3.6%. At December 31, 2015, we had $6.5 million outstanding in letters of credit. In January 2016, we received notice from the administrative agent to the Credit Agreement that prospective borrowings under the Credit Agreement would be subject to the default interest rate, as defined in the Credit Agreement, which will result in a 2% increase to the borrowing rate.

Under the Credit Agreement, we are subject to customary debt covenants, including a consolidated interest coverage ratio and a consolidated senior secured leverage ratio. We were in compliance with our financial debt covenants as of December 31, 2015.

Term Loan

In August 2013, the Credit Agreement was also amended for the issuance of a $450.0 million senior secured term B loan (the “Term Loan”). The Term Loan was issued at an original issuance discount of $4.5 million which is being amortized over the term of the loan. In June 2014, we used proceeds from the IPO to repay $210.0 million in principal outstanding under the Term Loan. This prepayment resulted in the write-off of $2.8 million in unamortized debt issuance costs and $1.9 million of unamortized debt discount. The prepayment of principal was applied to prospective scheduled quarterly principal payments as set forth in the Credit Agreement such that no further scheduled contractual payments are due until the Term Loan matures on August 23, 2020. In May 2015, we entered into the Incremental Amendment No. 1 to the Credit Agreement which provided $60.0 million of incremental Term Loan borrowings. The Term Loan bears interest at LIBOR plus 4.5%, subject to a 1.0% LIBOR floor. As of December 31, 2015, the interest rate on the Term Loan was 5.5%. In January 2016, we received notice from the administrative agent to the Credit Agreement that prospective borrowings under the Credit Agreement would be subject to the default interest rate, as defined in the Credit Agreement, which will result in a 2% increase to the borrowing rate.

Longwall Financing Arrangements and Capital Lease Obligations

In January 2010, FELLC entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing arrangement is collateralized by the longwall mine equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in 17 equal semiannual payments through June 30, 2020. The outstanding balance as of December 31, 2015 was $50.4 million. The guaranty agreement between FELLC and the lender under this financing arrangement has financial covenants that are identical to those of the Credit Agreement.

In May 2010, FELLC entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing arrangement is collateralized by the longwall mine equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in 17 equal semiannual payments through September 30, 2020. The outstanding balance as of December 31, 2015 was $51.6 million. The guaranty agreement between FELLC and the lender under this financing arrangement has financial covenants that are identical to those of the Credit Agreement.

In March 2012, FELLC entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment during the third quarter of 2012, this interim longwall finance agreement was converted into six individual leases with maturities of four and five years beginning on September 1, 2012. These leases contain a bargain purchase option at the end of the lease term and are accounted for as capital lease obligations. These capital lease obligations bear interest ranging from 5.4% to 6.3%, and principal and interest payments are due monthly over the terms of the leases. As of December 31, 2015, $17.1 million was outstanding under these capital lease obligations.

In November 2014, the Partnership entered into a sale-leaseback financing arrangement with a financial institution under which it sold a set of longwall shields and related equipment to a financial institution for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. These capital lease obligations bear interest at 5.762% and principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms.  As of December 31, 2015, $45.7 million was outstanding under these capital lease obligations.

Trade Accounts Receivable Securitization Program

In January 2015, Foresight Energy LP and certain of its wholly-owned subsidiaries, entered into a $70 million receivables securitization program (the “Securitization Program”). Under this Securitization Program, our subsidiaries sell all of their customer trade receivables (the “Receivables”), on a revolving basis, to Foresight Receivables LLC, a wholly-owned and consolidated special purpose subsidiary of Foresight Energy LP (the “SPV”). The SPV then pledges its interests in the Receivables to the securitization program lenders, which make loans to the SPV. The Securitization Program has a three-year maturity which expires on

January 12, 2018. The borrowings under the Securitization Program are variable-rate and also carry a commitment fee for unutilized commitments.

On January 27, 2016, we entered into a Securitization Forbearance Agreement pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through March 15, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Securitization Forbearance Agreement, the receivables facility was amended to permanently reduce commitments to $50.0 million in total, and we may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables. Any extensions of credit by the lenders during the forbearance period are at the sole and absolute discretion of the lenders.

As of December 31, 2015, we had borrowings outstanding of $41.0 million under the Securitization Program.

  Maturity Tables

The following summarizes the contractual principal maturities of long-term debt (excluding unamortized aggregate discounts of $5.5 million) and capital lease obligations as of December 31, 2015:

	Long-Term Debt	Capital Lease Obligations
(In Thousands)
2016	$1,393,235	$62,710
2017	—	—
2018	—	—
2019	—	—
2020	—	—
Thereafter	—	—
Total	$1,393,235	$62,710

The above table reflects the fact that the Partnership is in default under all of its debt arrangements and therefore the outstanding principal owed under these debt arrangements is callable by the lenders at their sole discretion.

11. Sale-Leaseback Financing Arrangements

Macoupin Energy Sale-Leaseback Financing Arrangement

In January 2009, Macoupin entered into a sales agreement with WPP, LLC (“WPP”) and HOD, LLC (“HOD”) (subsidiaries of Natural Resource Partners LP (“NRP”)) to sell certain mineral reserves and rail facility assets (the “Macoupin Sales Arrangement”). NRP is an affiliate of the Partnership (see Note 15). Macoupin received $143.5 million in cash in exchange for certain mineral reserve and transportation assets. Simultaneous with the closing, Macoupin entered into a lease with WPP for mining the mineral reserves (the “Mineral Reserves Lease”) and with HOD for the use of the rail loadout and rail loop (the “Macoupin Rail Loadout Lease” and the “Rail Loop Lease,” respectively). The Mineral Reserves Lease is a 20-year noncancelable lease that contains renewal elections for six additional five-year terms. The Macoupin Rail Loadout Lease and the Rail Loop Lease are 99 year noncancelable leases. Under the Mineral Reserves Lease, Macoupin makes monthly payments equal to the greater of $5.40 per ton or 8.00% of the sales price, plus $0.60 per ton for each ton of coal sold from the leased mineral reserves, subject to a minimum royalty of $4.0 million per quarter through December 31, 2028. After the initial 20-year term, the annual minimum royalty is $10,000 per year. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty under the Mineral Reserves Lease and tonnage fees paid under the Macoupin Rail Loadout and Rail Loop Leases discussed below exceed $4.0 million, Macoupin may generally recoup any unrecouped quarterly payments made during the preceding 20 quarters on a first paid, first recouped basis. The Macoupin Rail Loadout Lease and Rail Loop Lease require an aggregate payment of $3.00 ($1.50 for the rail loop facility and $1.50 for the rail load-out facility) for each ton of coal loaded through the facility for the first 30 years, up to 3.4 million tons per year. After the initial 30-year term, Macoupin would pay an annual rental payment of $20,000 per year for usage of the rail loadout and rail loop. The Macoupin Sales Arrangement, Mineral Reserves Lease, Macoupin Rail Loadout Lease and Rail Loop Lease are collectively accounted for as a financing arrangement (the “Macoupin Sale-Leaseback”). This financing arrangement is recourse to Macoupin and not recourse to Foresight Energy LP or any of its other subsidiaries. We are currently in dispute with WPP in regards to the application of the recoupment provision within the Mineral Reserves Lease (see Note 22).

At December 31, 2015 and 2014, the amount outstanding under the Macoupin Sale-Leaseback was $143.5 million. The effective interest rate on the financing obligation was 13.9% as of December 31, 2015 and 2014. Interest expense was $18.8 million, $16.3 million and $19.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, interest of $0.5 million and $3.0 million, respectively, was accrued in the consolidated balance sheets for the Macoupin Sale-Leaseback.

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

The Sugar Camp Sales Agreement and Sugar Camp Rail Loadout Lease are collectively accounted for as a financing arrangement (the “Sugar Camp Sale-Leaseback”). This financing arrangement is recourse to Sugar Camp and Foresight Energy LP has a limited declining commercial guaranty which began at $15 million and decreases with each minimum payment made by Sugar Camp. At December 31, 2015 and 2014, the amount outstanding under the Sugar Camp Sale-Leaseback was $50.0 million. The effective interest rate on the financing, which is derived from the timing and tons of coal to be mined as set forth in the current mine plan and the related cash payments, was 13.2% and 13.9% at December 31, 2015 and 2014, respectively. Interest expense recorded on the Sugar Camp Sale-Leaseback was $5.4 million, $6.4 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, interest of $1.6 million and $2.5 million, respectively, was accrued in the consolidated balance sheets for the Sugar Camp Sale-Leaseback.

Maturity Tables

The following summarizes the maturities of expected principal payments, based on current mine plans, on the Partnership’s sale-leaseback financing arrangements, and accrued interest at December 31, 2015:

	Sale-Leaseback Financing Arrangements	Accrued Interest
	(In Thousands)
2016	$—	$2,083
2017	778	—
2018	3,919	—
2019	4,685	—
2020	5,129	—
Thereafter	178,923	—
Total	$193,434	$2,083

The aggregate amounts of remaining minimum lease payments on the Partnership’s sale-leaseback financing arrangements are $289.3 million. Minimum payments from 2016 through 2020 are as follows:

In Thousands	2016	2017	2018	2019	2020
Minimum lease payments	$21,000	$21,000	$21,000	$21,000	$21,000

12. Contractual Arrangements and Operating Leases

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

The following table presents future minimum payments, by year, required under contractual royalty and throughput arrangements with related entities and third parties as of December 31, 2015:

	Royalties – Third Party	Royalties – Related Party	Transportation Minimums – Third Party
	(In Thousands)
2016	$2,004	$57,667	$55,625
2017	2,004	57,668	49,580
2018	2,004	57,667	50,880
2019	2,004	57,667	52,230
2020	2,004	43,667	53,630
Thereafter	9,185	271,333	93,450
Total	$19,205	$545,669	$355,395

The following presents future minimum lease payments, by year, required under noncancelable operating leases with initial terms greater than one year, as of December 31, 2015:

	Operating Leases – Third Party	Operating Leases – Related Party
	(In Thousands)
2016	$2,141	$105
2017	1,428	105
2018	680	105
2019	—	100
2020	—	100
Thereafter	—	100
Total	$4,249	$615

Total rental expense from operating leases for the years ended December 31, 2015, 2014, and 2013 was $14.3 million, $16.1 million, and $17.0 million, respectively. Included in rental expense is $9.0 million, $9.9 million, and $9.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, of contingent rental payments to Williamson Transport, a subsidiary of NRP, for the rail loadout facility at Williamson Energy. We pay contingent rental fees, net of a fixed per ton amount received for maintaining the facility, on each ton of coal passed through the rail loadout facility.

13. Asset Retirement Obligations

The change in the carrying amount of asset retirement obligations was as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance at beginning of period (including current portion)	$35,580	$21,225	$19,449
Accretion expense	2,267	1,621	1,527
Adjustments for liabilities incurred or changes in estimates	6,579	13,747	625
Expenditures for reclamation activities	(1,131)	(1,013)	(376)
Balance at end of period (including current portion)	43,295	35,580	21,225
Less: current portion of asset retirement obligations	(18)	(4,207)	(809)
Noncurrent portion of asset retirement obligations	$43,277	$31,373	$20,416

The credit-adjusted, risk-free interest rates used in determining the asset retirement obligations were 9.8%, 6.6% and 8.8% at December 31, 2015, 2014, and 2013, respectively.

14. Coal Workers’ Pneumoconiosis and Workers’ Compensation

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

Our liability for CWP benefits was estimated by an independent actuary based on assumptions regarding medical costs, allocated loss adjustment expense, claim development patterns and interest rates. For the years ended December 31, 2015 and 2014, we recorded CWP expense of $1.4 million and $1.5 million, respectively, and have a CWP liability of $3.0 million and $1.5 million recorded in other long-term liabilities in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Our liability for workers compensation benefits was determined by a third-party administrator based on actual claims incurred and the expected development of those claims. For the years ended December 31, 2015 and 2014, we recorded workers’ compensation claim expense of $3.0 million and $1.4 million, respectively, and have a workers’ compensation liability of $2.2 million and $1.1 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

15. Related-Party Transactions

The chairman of our general partner’s board of directors and the controlling member of Foresight Reserves, Chris Cline, directly and indirectly beneficially owns a 31% and 4% interest in the general and limited partner interests of NRP, respectively. Additionally, Donald R. Holcomb, who serves as a director on NRP’s board, is the member for the Cline Trust Company LLC, which owns 20.3 million of the Partnership’s common limited partner units. We routinely engage in transactions in the normal course of business with NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions have included production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements (see Note 11, sale-leaseback financing arrangements are excluded from the discussion and tables below). We also acquire, from time to time, mining equipment from Foresight Reserves and affiliated entities.

On April 16, 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and nearly 50% of the outstanding limited partner units in FELP, including all of the outstanding subordinated units. FEGP will continue to govern the Partnership subsequent to this transaction. As part of the transaction, Murray Energy obtained an option, subject to certain conditions described below, to purchase an additional 46% of the voting interests in FEGP for $25 million during a five-year period. Murray Energy’s ability to exercise the option is conditioned upon (i) the exercise of the call option with respect to Colt LLC, a wholly-owned subsidiary of Foresight Reserves and (ii) the refinancing of the FELP 2021 Senior Notes and FELP’s existing credit facilities on terms reasonably acceptable to Foresight Reserves, or any other transaction (whether by amendment, waiver or a consent solicitation) that would have the effect of eliminating the “change of control” provisions of the FELP 2021 Senior Notes and FELP’s existing credit facilities with respect to the exercise of the option.

Murray Management Services Agreement

On April 16, 2015, the MSA was executed between FEGP and Murray American Coal, Inc. (the “Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager will provide certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the year ended December 31, 2015 was $4.7 million.

Murray Energy Transport Lease and Overriding Royalty Agreements

On April 16, 2015, American Century Transport LLC (“American Transport”), a newly created subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport will lease to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at the Transport Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport will receive from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease. The total remaining minimum payments under the Transport Lease was $98.7 million at December 31, 2015, with unearned income equal to $37.7 million. The unearned income will be reflected as other revenue over the lease term using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. As of December 31, 2015, the outstanding Transport Lease financing receivable was $61.0 million, of which $2.5 million was classified as current in the consolidated balance sheet.

Also, on April 16, 2015, American Century Minerals LLC (“Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement. The payments the Partnership receives with respect to the ORRA will be reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. The total remaining minimum payments under the ORRA was $34.1 million at December 31, 2015, with unearned income equal to $22.3 million. As of December 31, 2015, the outstanding ORRA financing receivable was $11.8 million, of which $0.2 million was classified as current in the consolidated balance sheet.

Other Murray Transactions

During the year ended December 31, 2015, we purchased $3.3 million in equipment, supplies and rebuild services from affiliates of Murray Energy. During the year ended December 31, 2015, our affiliate Coalfield Construction provided $0.2 million in equipment, supplies and rebuild services to affiliates of Murray Energy.

During the year ended December 31, 2015, we purchased $17.4 million in coal from Murray Energy and its affiliates to meet quality specifications under certain customer contracts and we sold $23.1 million of coal to Murray Energy and its affiliates, including Javelin Global Commodities Limited (“Javelin”). Javelin is an international commodities marketing and trading joint venture owned by Murray Energy and E.ON Global Commodities SE.

During the year ended December 31, 2015, Murray Energy transported coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company of $11.0 million. These usage fees were billed to Murray Energy, resulting in no impact to our consolidated statement of operations. The usage of the railway line with this third-party rail company by Murray Energy counts towards the minimum annual throughput volumes with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges. Similarly, during the year ended December 31, 2015, we incurred $0.2 million of transportation fees incurred for shipments under one of Murray Energy’s third-party transloading contracts.

During the year ended December 31, 2015, we earned $0.3 million in other revenues for Murray Energy’s usage of our Sitran terminal.

2021 Senior Notes

On August 23, 2013, Cline Resource and Development Company (“CRDC”) acquired $16.5 million of outstanding principal amounts of our 2021 Senior Notes (the “Original Purchase”). During September and October 2013, CRDC sold the Original Purchase primarily to affiliates, including $8.0 million to Chris Cline, $4.0 million to an entity controlled by John F. Dickinson, a director of our general partner’s board of directors until December 31, 2015, and $3.7 million to two former executives of the Partnership. Additional amounts were acquired independently in 2015 by Chris Cline and The Cline Trust Company LLC, as discussed below.

As of December 31, 2015 and 2014, Chris Cline owned $44.5 million and $8.0 million, respectively, of the outstanding principal on our 2021 Senior Notes. Chris Cline acquired $8.0 million in principal of the Original Purchase and during the year ended December 31, 2015, acquired an additional $36.5 million in principal from third parties in open market transactions. During the years ended December 31, 2015, 2014, and 2013, $1.9 million, $0.6 million and $0 million, respectively, of interest on the 2021 Senior Notes was paid to Chris Cline. As of December 31, 2015 and 2014, $1.3 million and $0.2 million, respectively, of interest on the 2021 Senior Notes was accrued to the benefit of Chris Cline.

The entity controlled by Mr. Dickinson owned $4.0 million of the outstanding principal on our 2021 Senior Notes as of December 31, 2015 and 2014, all of which was acquired from the Original Purchase. During the years ended December 31, 2015 and 2014, $0.3 million of interest on the 2021 Senior Notes was paid to Mr. Dickinson. As of December 31, 2015 and 2014, $0.1 million of interest on the 2021 Senor Notes was accrued to the benefit of the entity controlled by Mr. Dickinson.

As of December 31, 2015, The Cline Trust Company LLC owned $10.0 million in principal of our 2021 Senior Notes, all of which was acquired during the year ended December 31, 2015. During the year ended December 31 2015, no interest had been paid to The Cline Trust Company LLC. As of December 31, 2015, $0.3 million of interest on the 2021 Senior Notes was accrued to the benefit of The Cline Trust Company LLC.

Also, Michael Beyer, the former chief executive officer of FELP, who resigned in May 2015, and Drexel Short, a former executive of our predecessor, who retired in March 2014, acquired $3.2 million and $0.5 million, respectively, from the Original Purchase. Mr. Beyer disposed of his 2021 Senior Notes in September of 2015. These former executives were no longer affiliates of the Partnership subsequent to their termination dates. For each of the years ended December 31, 2015 and 2014, $0.3 million of interest was paid to Mr. Beyer and Mr. Short, collectively, while they were affiliates of the Partnership.

Mineral Reserve Leases

Our mines have a series of mineral reserve leases with Colt, LLC (“Colt”) and Ruger, LLC (“Ruger”), subsidiaries of Foresight Reserves. Each of these leases have initial terms of 10 years with six renewal periods of five years each, at the election of the lessees, and generally require the lessees to pay the greater of $3.40 per ton or 8.0% of the gross sales price, as defined in the respective agreements, of such coal. We also have overriding royalty agreements with Ruger pursuant to which we pay royalties equal to 8.0% of the gross selling prices, as defined in the agreements. Each of these mineral reserve leases generally require a minimum annual royalty payment, which is recoupable only against actual production royalties from future tons mined during the period of 10 years following the date on which any such royalty is paid.

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

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a mine fire, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $16.2 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement (see Note 22).

As of December 31, 2015 and 2014, we have established a $46.3 million and $34.7 million reserve, respectively, against a contractual prepaid royalty between Hillsboro and WPP given that the recoupment of certain prior minimum royalty payments was improbable given the remaining recoupment period available and forecasted demand for Hillsboro coal based on current and forecasted near-term market conditions. We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, assessing mine production plans, sales commitments, current and forecasted future coal market conditions, and remaining years available for recoupment.

Transloading Agreements

Convent Marine Terminal Amendment

In August 2011, an affiliated company owned by Foresight Reserves acquired the IC RailMarine Terminal in Convent, Louisiana. This terminal, commonly referred to as the Convent Marine Terminal (“CMT”), is owned by Raven Energy LLC (“Raven”), an entity once controlled and beneficially owned by Christopher Cline. The terminal is designed to ship and receive commodities via rail, river barge and ocean vessel. We have a material handling agreement contract for throughput at the terminal under which we pay fees based on the tonnages of coal we move through the terminal, subject to minimum annual take-or-pay volume commitments. Effective May 1, 2015, the Partnership amended its material handling agreement with Raven to reduce the minimum annual throughput volume at CMT to 5.0 million tons and to extend the duration of the contract by one year to 2022. In August 2015, The Cline Group sold Raven to an entity under which it does not have significant influence; therefore the business activities with Raven are no longer considered affiliate transactions subsequent to the sale date.

Limited Partnership Agreement

The Partnership’s general partner manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Foresight Reserves and Murray Energy have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to December 31, 2015.

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

Williamson leases property from Williamson Transport, an affiliate of NRP, under two surface leases with initial terms through October 15, 2031 and an option to extend the leases in five-year increments until all the coal leased from an NRP affiliate is mined on Williamson’s premises. Williamson Transport has the option to put the land to Williamson for its fair market value as determined by an independent appraiser at any time during the lease term. Additionally, under a separate lease with an initial term through March 12, 2018, Williamson pays $5,000 per year for use of the premises and a fee, currently at $1.83 per ton, for each ton of coal produced at Williamson that is loaded through the Williamson rail loadout facility. Williamson Transport may elect to renew or extend the sublease for successive five-year periods. If Williamson Transport elects not to renew the sublease, Williamson has the option to buy the Williamson rail loadout facility for its fair market value as determined by an independent appraiser. Williamson receives a fee of $0.25 per ton from Williamson Transport for each ton of coal that is loaded through the Williamson rail loadout facility in exchange for operating the load out.

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

In January 2007, Chris Cline, Foresight Reserves, Adena Minerals LLC and their respective affiliates (collectively, “Adena Entities”) and NRP executed a restricted business contribution agreement. The restricted business contribution agreement obligates the Adena Entities and their affiliates to offer NRP any business owned, operated or invested in by the Adena Entities, subject to certain exceptions, that either (a) owns, leases or invests in hard minerals or (b) owns, operates, leases or invests in identified transportation infrastructure relating to certain future mine developments by the Adena Entities in Illinois. NRP’s acquisition of certain coal reserves and infrastructure assets related to our Macoupin, Hillsboro and Sugar Camp mining complexes, discussed above and in Note 11, were deals consummated under the restricted business contribution agreement with the Adena Entities. The Adena Entities are required to offer and could consummate additional deals under the restricted business contribution agreement in the future.

During the years ended December 31, 2015, 2014 and 2013, we purchased $14.5 million, $18.1 million and $14.7 million, respectively, in mining supplies from an affiliated joint venture under a supply agreement entered into in May 2013 (see Note 16).

We received monthly fees from Foresight Reserves in exchange for performing bookkeeping and other administrative functions for certain of its subsidiaries.

The following table presents the affiliate amounts included in our consolidated balance sheets:

		As of December 31,
Affiliated Company	Balance Sheet Location	2015	2014
		(In Thousands)
Foresight Reserves and affiliated entities (1)	Due from affiliates - current	$145	$345
Murray Energy and affiliated entities (2)	Due from affiliates - current	16,316	—
NRP and affiliated entities	Due from affiliates - current	154	187
Total		$16,615	$532

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$2,689	$—
Total		$2,689	$—

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$2,691	$—
Total		$2,691	$—

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$70,139	$—
Total		$70,139	$—

Foresight Reserves and affiliated entities	Prepaid royalties - current and noncurrent	$69,555	$53,671
NRP and affiliated entities (3)	Prepaid royalties - current and noncurrent	—	11,071
Total		$69,555	$64,742

Foresight Reserves and affiliated entities (1)	Due to affiliates - current	$1,054	$7,959
Murray Energy and affiliated entities	Due to affiliates - current	5,020	—
NRP and affiliated entities	Due to affiliates - current	2,462	7,148
Total		$8,536	$15,107

(1) – Includes amounts due to/from a joint venture partially owned by an affiliate of The Cline Group – see Note 16.

(2) – Includes amounts due from Javelin, a joint venture partially owned by Murray Energy.

(3) – Prepaid royalties with NRP and affiliated entities is presented net of a $46,306 and $34,700 reserve as of December 31, 2015 and 2014, respectively.

A summary of expenses/income incurred with affiliated entities is as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Coal sales – Murray Energy and affiliated entities (1)	$23,060	$—	$—
Overriding royalty and lease revenues – Murray Energy and affiliated entities (2)	$5,669	$—	$—
Royalty expense – NRP and affiliated entities (3)	$29,773	$48,652	$51,345
Royalty expense – Foresight Reserves and affiliated entities (3)	$3,319	$11,282	$8,294
Loadout services – NRP and affiliated entities (3)	$9,032	$9,878	$10,000
Purchased goods and services – Murray Energy and affiliated entities (4)	$3,326	$—	$—
Purchased coal - Murray Energy and affiliated entities (5)	$17,399	$—	$—
Land leases - Foresight Reserves and affiliated entities (3)	$—	$100	$100
Terminal fees – Foresight Reserves and affiliated entities (6)	$19,327	$43,951	$26,370
Management services – Murray Energy and affiliated entities (7)	$4,667	$—	$—
Administrative fee income – Foresight Reserves and affiliated entities (8)	$52	$256	$120

Principal location in the consolidated financial statements:

(1) – Coal sales

(2) – Other revenues

(3) – Cost of coal produced (excluding depreciation, depletion and amortization)

(4) – Cost of coal produced (excluding depreciation, depletion and amortization) and property, plant and equipment, as applicable

(5) – Cost of coal purchased

(6) – Transportation

(7) – Selling, general and administrative

(8) – Other operating income, net

The contractual commitment tables for operating leases and royalty agreements with affiliated parties are disclosed in Note 12. The contractual commitment tables for sales-leaseback arrangements with affiliated parties are disclosed in Note 11.

16. Variable Interest Entities (VIEs)

Our consolidated financial statements include VIEs for which the Partnership or one of its subsidiaries is the primary beneficiary. Among those VIEs consolidated by the Partnership and its subsidiaries are Mach Mining, LLC; M-Class Mining, LLC; MaRyan Mining LLC; Patton Mining LLC; Viking Mining LLC; Coal Field Construction Company LLC; Coal Field Repair Services LLC; and LD Labor Company LLC (collectively, the “Contractor VIEs”). Each of the Contractor VIEs holds a contract to provide one or more of the following services to a Partnership subsidiary: contract mining, processing and loading services, or construction and maintenance services. Each of the Contractor VIEs generally receives a nominal per ton fee ($0.01 to $0.02 per ton) above its cost of operations as compensation for services performed. All of these entities were determined not to have sufficient equity at risk and are therefore VIEs. The Partnership was determined to be the primary beneficiary of each of these entities given it controls these entities under a contractual cost-plus arrangement. During the years ended December 31, 2015, 2014 and 2013, in aggregate, the Contractor VIEs earned income of $0.5 million, $0.5 million and $0.4 million, respectively, under the contractual arrangements with the Partnership which was classified as net income attributable to noncontrolling interests in the consolidated statements of operations.

On August 23, 2013, FELLC effected a reorganization pursuant to which certain transportation assets were distributed to its members (the “2013 Reorganization”) (see Note 18). Among the assets distributed were Adena and Hillsboro Transport. Subsequent to the 2013 Reorganization, both of these entities were identified as VIEs and continued to be consolidated by FELLC. As such, the aggregate net book values of Adena and Hillsboro Transport of $10.1 million on the distribution date was reclassified from predecessor members’ equity to noncontrolling interest equity on the 2013 Reorganization date. During the years ended December 31, 2015, 2014 and 2013, Adena and Hillsboro Transport as VIEs earned income, in aggregate, of $0.3 million, $3.4 million and $1.8 million, respectively, which was classified as net income attributable to noncontrolling interests in the consolidated statements of operations.

During the first quarter of 2015, Adena and Hillsboro Transport were contributed to us by Foresight Reserves and a member of management (see Note 18) and are therefore no longer consolidated as VIEs. The aggregate net book values of Adena and Hillsboro Transport of $9.9 million was reclassified from noncontrolling interest equity to limited partners’ capital on the contribution dates.

The liabilities recognized as a result of consolidating the VIEs do not necessarily represent additional claims on the general assets of the Partnership outside of the VIEs; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not necessarily represent additional assets that could be used to satisfy claims against the Partnership’s general assets. There are no restrictions on the VIE assets that are reported in our general assets.

The total consolidated VIE assets and liabilities reflected in the Partnership’s consolidated balance sheets are as follows:

	December 31, 2015	December 31, 2014
	(In Thousands)
Assets:
Current assets	$4,933	$4,939
Long-term assets	—	1,554
Total assets	$4,933	$6,493

Liabilities:
Current liabilities	$12,835	$10,145
Long-term liabilities	2,955	1,131
Total liabilities	$15,790	$11,276

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

17. Fair Value of Financial Instruments

The tables below set forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$48,623	$—	$48,623	$—
Diesel derivative contracts	(1,029)	—	(1,029)	—
Total	$47,594	$—	$47,594	$—

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$61,037	$—	$61,037	$—
Total	$61,037	$—	$61,037	$—

The Partnership’s commodity derivative contracts are valued based on direct broker quotes and corroborated with market pricing data. During the years ended December 31, 2015, 2014 and 2013, there were no assets or liabilities that were transferred between Level 1 and Level 2.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the consolidated balance sheets as of December 31, 2015 and 2014, are as follows:

	Fair Value at December 31, 2015
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$26,596	$22,027	$—	$—
Diesel derivative contracts	—	—	(1,029)	—
Total	$26,596	$22,027	$(1,029)	$—

	Fair Value at December 31, 2014
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$36,080	$24,957	$—	$—
Total	$36,080	$24,957	$—	$—

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013:

Liability Award
(In Thousands)
Balance at January 1, 2014	$11,700
Recorded fair value losses:
Included in earnings	690
Purchases, issuances and settlements	(12,390)
Balance at December 31, 2014	$—

Balance at January 1, 2013	$—
Recorded fair value losses (gains):
Included in earnings	677
Capitalized into development costs	(217)
Purchases, issuances and settlements	11,240
Balance at December 31, 2013	$11,700

The liability award represents a phantom equity award (“Liability Award”) to a retired executive for which the value was determined based on the fair value, as defined in the agreement, of Foresight Reserves as of the employee’s retirement date and was adjusted for distributions made to Foresight Reserves’ members. This Liability Award fully vested in 2010 and was granted principally for services performed to develop the Partnership’s longwall mines. Prior to March 31, 2014, the Liability Award was Level 3 in the fair value hierarchy given Foresight Reserves was a private company; therefore, there was no liquid market to determine the fair value of Foresight Reserves’ equity. The fair value of the Liability Award was determined using a discounted cash flow model and corroborated with recent equity transactions at Foresight Reserves. Effective March 31, 2014, the Liability Award amount was negotiated between the Partnership and the employee to be $12.4 million; therefore, the value of this liability was contracted and therefore no longer a Level 3 liability. As of December 31, 2015, $0.4 million of the unpaid balance is recorded in accrued expenses and other current liabilities for required payments over the next year, and the remaining $3.4 million is recorded in other long-term liabilities, which will be paid out ratably through 2024. The note payable to the retired executive currently bears interest at 3.5%.

Long-Term Debt

The fair value of long-term debt as of December 31, 2015 and 2014 was $1,244.3 million and $1,279.7 million, respectively. The fair value of long-term debt was calculated based on the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. This is considered a Level 3 fair value measurement.

18. Partners’ Capital

Common and Subordinated Units

All subordinated units are currently held by Murray Energy. The principal difference between our common units and subordinated units is that subordinated unitholders are not entitled to receive a distribution from operating surplus until the holders of common units have received the minimum quarterly distribution (“MQD”) from operating surplus. The MQD is $0.3375 per unit for such quarter plus any cumulative arrearages of previously unpaid MQDs from previous quarters. Also, subordinated unitholders are not entitled to receive arrearages. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, on the first business day after the Partnership has paid the MQD for each of three consecutive, non-overlapping four-quarter periods ending on or after March 31, 2017 and there are no outstanding arrearages on the common units. Notwithstanding the foregoing, the subordination period will end on the first business day after the Partnership has paid an aggregate amount of at least $2.025 per unit (150.0% of the MQD on an annualized basis) on the outstanding common and subordinated units and the Partnership has paid the related distribution on the incentive distribution rights, for any four-quarter period ending on or after March 31, 2015 and there are no outstanding arrearages on the common units. Our partnership agreement provides that our general partner will make a determination as to whether a distribution will be made, but our partnership agreement does not require us to pay distributions at any time or at any amount. Our partnership agreement authorizes us to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders.

Incentive Distribution Rights (“IDRs”)

Our IDRs are held by Murray Energy, Chris Cline and a former member of management. IDRs represent the right to receive an increasing percentage of quarterly distributions from operating surplus after the MQD and the target distribution levels (described below) have been achieved. Our general partner may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. The IDR holders will have the right, subsequent to the subordination period and subject to distributions exceeding the MQD by at least 150% for four consecutive quarters, to reset the target distribution levels and receive common units.

Allocation of Net Income (Loss)

Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement generally specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest.

Percentage Allocation of Distributions from Operating Surplus

The following table illustrates the percentage allocation of distributions from operating surplus between the unitholders and the holders of our IDRs based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of the IDR holders and the unitholders of any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Common Unit”. The percentage interests shown for our unitholders and the IDR holders for the MQD are also applicable to quarterly distribution amounts that are less than the MQD.

The percentage interests set forth below excludes the impact of arrearages which would first be due to common unitholders before the IDR holders would receive a distribution.

	Total Quarterly Distribution Per Common Unit	Marginal Percentage Interest in Distributions
		Unitholders	IDR Holders
Minimum quarterly distribution	$0.3375	100.0%	—
First target distribution	Above $0.3375 up to $0.3881	100.0%	—
Second target distribution	Above $0.3881 up to $0.4219	85.0%	15.0%
Third target distribution	Above $0.4219 up to $0.5063	75.0%	25.0%
Thereafter	Above $0.5063	50.0%	50.0%

Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive.

Equity Contributions and Distributions

The follow table summarizes the quarterly distribution paid per limited partner unit (except as noted) during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Per limited partner unit, except as noted)
First Quarter	$0.36	n/a
Second Quarter	$0.37	n/a
Third Quarter	$0.38	$0.03
Fourth Quarter (a)	$0.06	$0.35
(a)

– In November 2015, we paid a quarterly distribution of $0.17 per unit payable to common unitholders, while suspending the distribution on all subordinated units. Chris Cline and one additional common unitholder elected to forego the $0.17 per common unit distribution on their collective 21.2 million common units.

Simultaneously with the closing of a debt refinancing on August 23, 2013, FELLC underwent the 2013 Reorganization pursuant to which it distributed to its members 100% of its ownership interest in Sitran, a barge terminal on the Ohio River, Adena, an entity that provides certain water and other miscellaneous rights to FELP’s mines, and Hillsboro Transport, Hillsboro’s coal loadout facility. FELLC recorded a non-cash distribution totaling $62.0 million in August 2013 to reflect these distributions to its members. In May 2014, based upon the terms of the 2013 Reorganization, FELLC also distributed to its members approximately 1,900 acres of surface land not needed for current or currently projected future operations and $0.1 million in cash. The carrying value of the distributed land was $12.2 million.

During the first quarter of 2015 (the “Contribution Date”), Foresight Reserves and a member of management contributed back to FELP, for no consideration, 100% of the equity of Sitran, Adena and Hillsboro Transport. In addition, Foresight Reserves and a member of management contributed, for no consideration, Akin Energy LLC, an entity holding certain permits and development costs for a natural gas power generation facility. Because Sitran and Akin Energy were under common control, the Partnership’s historical financial statements have been retrospectively adjusted to combine their financial position at historical cost and their results of operations. The equity values of Sitran and Akin Energy prior to the Contribution Date are included in predecessor equity in the statement of partners’ capital (deficit). Hillsboro Transport and Adena were previously consolidated by the Partnership as VIEs; therefore the contribution did not result in a change in reporting entity (see Note 16). On the Contribution Date, the net book values of the Contributed Companies were reclassified from either predecessor equity or noncontrolling interest, as applicable, to limited partners’ capital in the statement of partners’ capital (pro rata between the common and subordinated units based on the number of units held by the contributing parties on the Contribution Date). The aggregate net book value of the Contributed Companies on the Contribution Date was $60.6 million.

During the year ended December 31, 2015, Foresight Reserves incurred $11.3 million of one-time employee compensation costs classified as transition and reorganization costs for which it will not seek reimbursement from the Partnership. The noncash contribution from Foresight Reserves increased the Partnership’s limited partners’ capital accounts. Of the $11.3 million contribution amount, $1.3 million was deferred as a prepaid expense and will be amortized over the required remaining retention period in 2016.

On June 23, 2014, in connection with the IPO, Foresight Reserves and a member of management each contributed their membership interests in FELLC to the Partnership in exchange for common and subordinated units of FELP. As a result, the members’ deficit balance of $104.9 million at the time of the transfer was allocated, pro rata based on units outstanding, to common and subordinated unitholder capital accounts.

In connection with the acquisition of Seneca Rebuild on April 1, 2014, a deemed distribution in the amount of $0.3 million was recorded to reflect the excess of the purchase price paid by FELLC over the carrying value of the net assets acquired.

Noncontrolling Interests

Noncontrolling interests’ equity and net income attributable to noncontrolling interests result from the consolidation of variable interest entities for which the Partnership has no equity interests (see Note 16).

19. Equity-Based Compensation

Long-Term Incentive Plan

The Partnership has adopted a Long-Term Incentive Plan ("LTIP" or the “Plan”) for employees, directors, officers and certain key third-parties (collectively, the "Participants"). The Plan allows for the issuance of equity-based compensation in the form of phantom units, unit awards, unit options, unit appreciation rights, restricted units, other unit-based awards, distribution equivalent rights, performance awards, and substitute awards to Participants. The LTIP awards granted thus far are phantom units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive FELP common units. The Board of Directors of the Partnership authorized 7.0 million common units to be granted under the LTIP, with 6.2 million units available for grant as of December 31, 2015. Grant levels and vesting requirements are recommended by the Partnership's chief executive officer, subject to the review and approval by the board of directors.

Long-Term Incentive Compensation Awards

In June 2014, upon the closing of the IPO, pre-existing cash-based compensation liability awards were converted to equity awards which are to be settled in FELP common units after meeting certain vesting requirements. As a result, on June 23, 2014, $0.6 million was reclassified from accrued expenses and other current liabilities to partners' capital for the conversion of the pre-existing cash-based awards to 154,027 phantom units to be issued under the LTIP.  No additional compensation expense was recorded as a result of the modification of these awards. These modified awards are time-based unit awards and generally vest, subject to continued employment, ratably over three-year periods from the award date (with accelerated vesting in certain instances). Compensation expense for these awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. Upon vesting, the Partnership issues authorized and unissued shares of the Partnership's common units to the recipient.  As of December 31, 2015, 15,392 phantom units of these long-term incentive compensation awards were non-vested.

LTIP Awards

During the years ended December 31, 2015 and 2014, the Partnership granted 1,838,099 and 595,075 phantom units, respectively, to employees under the LTIP. Of the phantom unit LTIP awards granted during the years ended December 31, 2015 and 2014, 431,750 and 72,500, respectively, were vested immediately on the grant date. This includes an equity award granted to the former chief executive officer of the Partnership in February 2015 of 215,954 common units and 215,796 subordinated units which fully-vested on the grant date. The remaining awards are considered time-based unit awards and generally cliff-vest, subject to continued employment, over the required service period (with accelerated vesting under certain instances). The require service periods vary but are generally three-year periods. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. Upon vesting, the Partnership will issue authorized and unissued shares of the Partnership’s common units to the recipient. As of December 31, 2015, 1,666,466 phantom units granted to employees under the LTIP were non-vested.

Director Awards

During the years ended December 31, 2015 and 2014, the Partnership granted 35,324 and 7,919 phantom units, respectively, to non-employee directors under the LTIP. These awards are considered time-based unit awards and vest ratably over a three-year period (with accelerated vesting in certain instances). Compensation expense for these awards is recognized on a straight-line basis over the requisite service period. As of December 31, 2015, 29,483 phantom units granted to nonemployee directors under the LTIP were non-vested.

Summary

For the year ended December 31, 2015 and 2014, our equity-based compensation expense was $13.7 million and $5.0 million, respectively, net of estimated forfeitures. During the year ended December 31, 2014, $0.3 million of equity-based compensation was capitalized into mine development costs. During the years ended December 31, 2015 and 2014, the Partnership’s equity-based compensation is recorded in the consolidated statements of operations as follows:

	December 31,
Location in statements of operations:	2015	2014
Selling, general and administrative	58%	63%
Transition and reorganization costs	31%	—
Cost of coal produced (excluding depreciation, depreciation and amortization)	11%	37%

As of December 31, 2015, the total unrecognized compensation expense for phantom unit awards that are expected to vest was $6.4 million. This expense is expected to be recognized over a weighted-average period of 0.6 years. The intrinsic value of the non-vested LTIP awards was $6.0 million as of December 31, 2015. All non-vested phantom units include tandem distribution incentive rights, which provide for the right to accrue quarterly cash distributions in an amount equal to the cash distributions the Partnership makes to unitholders during the vesting period and will be settled in cash upon vesting. The Partnership has $0.6 million accrued for this liability as of December 31, 2015. Any distributions accrued to a Participants’ account will be forfeited if the related phantom award fails to vest according to the relevant vesting conditions.

A summary of LTIP award activity for the years ended December 31, 2015 and 2014 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested grants at January 1, 2014	—	$—
Granted	757,021	$19.99
Vested	(146,162)	$20.00
Forfeited	(9,750)	$20.00
Non-vested grants at December 31, 2014	601,109	$19.99
Granted	1,873,423	$7.28
Vested	(652,786)	$17.25
Forfeited	(110,405)	$18.63
Non-vested grants at December 31, 2015	1,711,341	$7.21

During the years ended December 31, 2015 and 2014, the Partnership settled 75,522 and 53,745, respectively, of vested equity awards in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.

20. Earnings per Limited Partner Unit

Limited partners’ interest in net income attributable to the Partnership and basic and diluted earnings per unit reflect net (loss) income attributable to the Partnership subsequent to the June 23, 2014 closing date of the IPO. We compute earnings per unit (“EPU”) using the two-class method for master limited partnerships as prescribed in Accounting Standards Codification (“ASC”) 260, Earnings Per Share. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic EPU. In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities. Under the two-class method, EPU is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

The Partnership’s net (loss) income is allocated to the limited partners, including the holders of the subordinated units, in accordance with their respective ownership percentages, after giving effect to any special income or expense allocations and incentive distributions paid to the general partner, if any. The partnership agreement contractually limits distributions to available cash as determined by our general partner; therefore, undistributed earnings of the Partnership are not allocated to the IDR holder. There were no allocations of earnings to participating securities during the periods presented below. Basic EPU is computed by dividing net earnings attributable to unitholders by the weighted-average number of units outstanding during each period. However, because our IPO was completed on June 23, 2014, the units outstanding from the IPO date are utilized for the period presented. Basic common units outstanding includes the 2,625,000 overallotment units offered to the underwriters, which were issued to Foresight Reserves and a member of management in July 2014, as of the IPO date. Diluted EPU reflects the potential dilution of common equivalent units that could occur if equity participation units are converted into common units.

The following table illustrates the Partnership’s calculation of net income (loss) per common and subordinated unit for the period indicated:

	Year Ended December 31,
	2015			2014
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$79,733	$72,100	$151,833	$24,619	$24,601	$49,220
Distributions in excess of earnings and undistributed (loss) earnings	(95,776)	(95,534)	(191,310)	10,535	10,437	20,972
Net (loss) income available to limited partner units	$(16,043)	$(23,434)	$(39,477)	$35,154	$35,038	$70,192

Denominator:
Weighted-average units to calculate basic EPU	65,098	64,934	130,032	64,790	64,739	129,529
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	65,098	64,934	130,032	64,790	64,739	129,529

Basic net (loss) income per unit	$(0.25)	$(0.36)	$(0.30)	$0.54	$0.54	$0.54
Diluted net (loss) income per unit	$(0.25)	$(0.36)	$(0.30)	$0.54	$0.54	$0.54

(1)

– Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the years ended December 31, 2015 and 2014, approximately 1.7 million and 0.6 million, respectively, phantom units were anti-dilutive, and therefore were excluded from the diluted EPU calculation.

21. Risk Concentrations

Sales and Credit Risk

The Partnership determines creditworthiness for trade customers based on an evaluation of the customer’s financial condition. Credit losses have historically been minimal. The aggregate outstanding trade receivable balance as of December 31, 2015 from customers representing greater than 10% of our total sales was $24.8 million. Also, as of December 31, 2015, the Partnership has outstanding accounts receivable and financing receivables with Murray Energy and its affiliates of $19.0 million and $72.8 million, respectively (see Note 15).

For the years ended December 31, 2015, 2014 and 2013, the following customers (aggregated at the parent company level) exceeded 10% of total coal sales:

	For the Year Ended December 31,
	2015	2014	2013
	(Percentage of Total Coal Sales)
Customer A	22%	16%	23%
Customer B	12%	12%	(A)
Customer C	11%	(A)	(A)
Customer D	(A)	11%	(A)

(A) – Less than 10% of total coal sales for this period.

During the years ended December 31, 2015, 2014 and 2013, export tons (inclusive of tons sold from mines under development) represented 24%, 30% and 33% of tons sold, respectively. Tons exported into Europe during the years ended December 31, 2015, 2014 and 2013 represented approximately 22%, 26% and 23%, respectively, of total tons sold during those years (inclusive of tons sold from mines under development). No other international geographic regions exceeded 10% of tons sold during the years ended December 31, 2015, 2014 and 2013. Our domestic coal sales are principally to electric utility companies in the eastern United States with installed pollution control devices.

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

22. Contingencies

In May 2015, the trustee for the holders of our 2021 Senior Notes filed suit in the Delaware Court of Chancery against the issuers and guarantors of the 2021 Senior Notes (collectively, the “FE Defendants”) alleging that Murray Energy’s acquisition of a 34% interest in FEGP and of an option to purchase an additional 46% interest in FEGP triggered a change of control of the 2021 Senior Notes pursuant to its Indenture, thereby requiring the FE Defendants to make an offer to purchase the 2021 Senior Notes at 101% of the principal amount tendered plus any accrued and unpaid interest thereon. In July 2015, the FE Defendants answered the trustee’s complaint and filed a motion for judgment on the pleadings. In August 2015, the trustee filed a cross-motion for judgment on the pleadings. In November 2015, after the completion of briefing on the parties’ cross-motions for judgment on the pleadings, the Delaware Court of Chancery heard oral argument on the cross-motions. On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion granting the trustee’s motion for judgment on the pleadings and denying the FE Defendants’ motion for judgment on the pleadings. In its memorandum opinion, the Delaware Court of Chancery ruled, in part, that Murray Energy’s acquisition constituted a change of control under the terms of the Indenture, and that the FE Defendants had breached the Indenture by not making an offer to purchase the 2021 Senior Notes. The Delaware Court of Chancery thereafter denied the FE Defendants’ motion for reargument. On January 7, 2016, at the parties’ joint request, the Delaware Court of Chancery entered an order staying further proceedings until January 18, 2016. Through subsequent orders, the stay has been extended through March 15, 2016. As a result of the Delaware Court of Chancery’s memorandum opinion, we are in default of the Indenture as well as all of our other long-term debt and capital lease obligations because of either a similar change of control provision or cross-default provisions within these agreements. See Note 3 for additional discussion on the ramifications of this memorandum opinion.

In January 2016, certain plaintiffs filed suit against us under the Worker Adjustment and Retraining Notification Act (the “WARN Act”) claiming that they were terminated without cause on or about January 2016. While we believe that the terminations were properly conducted under the WARN Act, should our position not prevail, we would be responsible for funding back pay and lost wages of approximately $2.0 million.

In January 2016, WPP sent a demand letter to Macoupin claiming it had misapplied the royalty recoupment provision involving a coal mining lease and a rail infrastructure lease resulting in underpayments of $3.3 million. We do not believe that royalty recoupment provision was misapplied. While we believe that the language of the agreements, as well as the course of performance thereunder, support Macoupin’s position, should our position not prevail, we would be responsible for paying WPP for any recoupment taken that is found to contravene the language of the agreements.

In July 2015, we provided notice to WPP, a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $16.2 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. On November 24, 2015, WPP filed a Complaint in the Circuit Court of Montgomery County, Illinois, alleging that (i) the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement, (ii) Hillsboro’s reliance on the force majeure language is a breach of the royalty agreement and (iii) it was fraudulently induced by Hillsboro to enter into the royalty agreement in the first instance. WPP seeks an award of punitive damages and attorneys’ fees under its fraud claim.  While we believe this is a force majeure event, as contemplated by the royalty agreement, and that the fraud claim is without merit, should we not prevail, we would be responsible for funding any minimum deficiency payment amounts during the shutdown period to WPP and potentially additional fees.

In March 2015, we entered into a settlement agreement with Murray Energy resolving litigation between the Partnership and Murray Energy for an aggregate amount of $14.0 million. Of the $14.0 million settlement amount, $10.0 million was due and payable to us immediately and the remainder is due in increments of $1.0 million over each of the next four years. We recorded the $13.5 million net present value of the settlement amount to other operating income, net in the consolidated statement of operations during the year ended December 31, 2015.

In January 2014, the Illinois Environmental Protection Agency (the “IEPA”) issued Sugar Camp a violation notice regarding construction of an underground injection well without issuance of an appropriate permit (“January Notice”). Sugar Camp is working with the IEPA to finalize its permit application, which has been in process since May 2013. The IEPA determined not to enter into a compliance commitment agreement with respect to the January Notice and referred the January Notice to the Illinois Attorney General for enforcement. While Sugar Camp believes this referral may result in the assessment of a penalty, we believe any such penalty would be immaterial.

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

FELLC acquired the Shay No. 1 Mine at Macoupin (“Shay Mine”) in 2009. Prior to this acquisition, in 2003, ExxonMobil Coal USA, Inc. (“Exxon”), the prior owner of the Shay Mine, enrolled the mine in the IEPA’s Site Remediation Program (“SRP”) to address some concerns regarding groundwater contamination from the refuse areas. In 2011, Macoupin proposed, and the IEPA accepted, a compliance commitment agreement (“CCA”) with remediation steps designed to respond to the groundwater contamination concerns. Further, in May 2013, Macoupin submitted a corrective action plan (“CAP”) with groundwater modeling to the IEPA to address the long-term compliance and corrective measures planned for the cleanup of groundwater contamination issues. In June 2013, the IEPA referred the CCA to the Illinois Attorney General’s Office for enforcement on the basis that the compliance period for the CCA extended for too long of a period for the IEPA to monitor. The CAP has been approved by the IEPA. On July 24, 2015, the Illinois Attorney General’s Office filed a formal complaint against Macoupin in Macoupin County Circuit Court to effectuate a settlement and entry of a negotiated consent order. On September 14, 2015, the Circuit Court approved the settlement and entered the consent order. Macoupin has begun to effectuate the CAP and has made all the required civil penalty payments of $0.1 million to the IEPA and $0.2 million in environmental project payments. As of December 31, 2015, we have recorded an asset retirement obligation of $6.8 million as the costs relate to ongoing mining operations at Macoupin. However, there can be no assurance that the ultimate costs will not exceed this amount.

Certain railcar lessors have asserted claims under their railcar leases with us for damage to railcars allegedly caused by our use of the railcars during the lease terms. We are currently investigating these claims and intend to defend these matters vigorously.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2015, we have $2.3 million accrued, in aggregate, for various litigation matters.

Performance Bonds

We had outstanding surety bonds with third parties of $79.2 million as of December 31, 2015 to secure reclamation and other performance commitments. In February 2016, we were required to post cash collateral of $2.5 million to our surety bond provider.

23. Employee Benefit Plans

The Partnership offers safe harbor 401(k) plans (the “Plans”) for all employees who are eligible to participate. Employees are immediately eligible to participate upon becoming a full-time employee with the Partnership and its subsidiaries and affiliates. The Plans allow for the deferral of all or part of a participant’s compensation, as defined by the Plans, up to the current limits provided by the Internal Revenue Service. The safe harbor matching feature calls for the Partnership to contribute 100% of the first 3% of compensation a participant contributes, and 50% of the next 2% of compensation contributed by the participant. Partnership contributions under the Plans for the years ended December 31, 2015, 2014, and 2013 were $3.3 million, $3.1 million, and $2.5 million, respectively.

24. Selected Quarterly Financial Information

A summary of the unaudited quarterly results for the years ended December 31, 2015 and 2014 is presented below:

	For the Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In Thousands, Except per Unit Data)
Revenues	$238,915	$251,222	$253,066	$241,650
Operating income (loss)	$70,058	$4,079	$38,079	$(29,659)
Net income (loss)	$42,717	$(25,280)	$8,188	$(64,309)
Net income (loss) attributable to limited partner units	$42,283	$(25,403)	$8,070	$(64,427)
Basic and diluted income (loss) per limited partner unit	$0.33	$(0.20)	$0.06	$(0.49)

	For the Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In Thousands, Except per Unit Data)
Revenues	$242,723	$266,677	$299,964	$300,040
Operating income	$61,730	$67,074	$74,722	$55,959
Net income	$32,126	$31,745	$46,520	$31,085
Net (loss) income attributable to limited partner units (1)	n/a	$(4,231)	$45,366	$29,057
Basic and diluted (loss) income per limited partner unit (1)	n/a	$(0.03)	$0.35	$0.22

(1)	Calculated based on net (loss) income attributable to limited partners and limited partner units outstanding, as applicable, subsequent to the IPO on June 23, 2014.

In the first quarter of 2015, $13.5 million was recognized as other operating income for a settlement agreement with Murray Energy resolving litigation between the Partnership and Murray Energy.

In the second, third and fourth quarters of 2015, we recorded transition and reorganization costs of $12.3 million, $5.0 million and $4.1 million, respectively, to reorganize certain corporate administrative functions to optimize synergies between the Partnership and Murray Energy (see Note 4).

In the fourth quarter of 2015, we recorded long-lived asset impairment charges of $12.6 million to impair $11.6 million of Hillsboro prepaid royalties with an affiliate (see Note 15) and to write-off $1.0 million of deferred longwall costs at Hillsboro which are being abandoned as a result of the mine fire.

In the second quarter of 2014, we recorded an early extinguishment of debt loss of $5.0 million due to the early repayment of $210.0 million of principal under our Term Loan (see Note 10).

In the fourth quarter of 2014, we recorded a charge of $34.7 million to impair certain Hillsboro prepaid royalties with an affiliate (see Note 15).

25. Subsequent Events

Subsequent events described in Notes 3, 10, and 22.

Hillsboro Mine

On March 26, 2015, as a result of a mine fire, health and safety readings in excess of actionable levels (requiring mine management to evacuate the mine) were detected at Hillsboro. All underground employees were safely evacuated. The Mine Safety and Health Administration (“MSHA”) approved reentry into the mine on May 6, 2015 to complete an evaluation of the affected area and the longwall. The continuing health and safety risks posed by the spontaneous combustion event required us to evacuate the mine shortly after reentry. In July 2015, MSHA approved restoration of power to a portion of the mine to allow our personnel re-entry into the mine to evaluate the ventilation and longwall mining systems, to address any needed rehabilitation to the underground facilities to allow us to operate the longwall in the current panel until we reach a point in the panel where the longwall equipment can be safely recovered. The continued risks posed by the spontaneous combustion event required us to evacuate the mine again in August 2015. On October 14, 2015, personnel reentered the mine and began the construction of underground ventilation control stoppings intended to assist in adjusting ventilation within the mine and to allow personnel to complete the current longwall move. To date, our efforts to extinguish the combustion event have been primarily directed at sealing specific areas within the mine and filling them with extinguishing agents and inert gases. Thus far, these efforts have been unsuccessful at demonstrating that the combustion event is permanently extinguished. On March 1, 2016, we asked MSHA for permission to take the next step of temporarily sealing the entire mine to reduce or eliminate oxygen flow paths into the mine. We are uncertain as to when production will resume at this operation but we will continue to work closely with MSHA and the Illinois Office of Mines and Minerals Mine Safety and Training Division to ensure the safety of our employees throughout the process and to explore alternatives to safely resolving this issue.

Foresight Energy LP
Schedule II —Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Other	Balance at End of Period
	(In Thousands)
2015
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$34,700	$11,606	$—	$—	$—	$46,306
Reserve for materials and supplies	—	458	—	—	—	458
2014
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$—	$34,700	$—	$—	$—	$34,700
Reserve for materials and supplies	—	—	—	—	—	—
2013
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$—	$—	$—	$—	$—	$—
Reserve for materials and supplies	—	—	—	—	—	—

Item 9. Changes in and Disagreements With Accountant on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in design and operation as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financing Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Management’s Assessment of Internal Control Over Financial Reporting

Management of FELP is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(t) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015, with the participation of our chief executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Foresight Energy GP LLC and

Unitholders of Foresight Energy LP

We have audited Foresight Energy LP’s (the “Partnership”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Foresight Energy LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Foresight Energy LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foresight Energy LP as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2015, of Foresight Energy LP and our report dated March 15, 2016 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Foresight Energy LP’s ability to continue as a going concern.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 15, 2016

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance of the Managing General Partner

Management of Foresight Energy LP

We are managed and operated by the board of directors and executive officers of our general partner, Foresight Energy GP LLC, which is jointly owned by Foresight Reserves and Murray Energy. In accordance with the governing documents of Foresight Energy GP LLC, Foresight Reserves and Murray Energy have the right to appoint all members of the board of directors of our general partner, including those directors meeting the independence standards established by the NYSE. The directors are appointed by Foresight Reserves and Murray Energy in proportion to their respective voting interests in our general partner: Foresight Reserves’ voting interest is approximately 66% and Murray Energy’s voting interest is approximately 34%. Our unitholders will not be entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.

The board of directors of our general partner has six directors, three of whom are independent as defined under the standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded limited partnership, like us, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

Christopher Cline and Robert D. Moore allocate their time between managing our business and affairs and the business and affairs of Foresight Reserves and Murray Energy, respectively. The amount of time that they devote to our business and the business of the other companies varies in any given period based on a variety of factors. We expect that they will continue to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. However, their duties to their other obligations may prevent them from devoting sufficient time to our business and affairs.

Neither our general partner nor Foresight Reserves receives any management fee or other compensation in connection with our general partner’s management of our business, but we will reimburse our general partner for all expenses it incurs and payments it makes on our behalf. A wholly-owned subsidiary of Murray Energy provides certain management and administration services to the Partnership for a quarterly fee, which is subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions.

Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.

The following table shows information for the executive officers and directors of our general partner as of March 11, 2016. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers (other than Robert D. Moore) serve at the discretion of the board of directors. Under the organizational documents of our general partner, any renewal or replacement of Robert D. Moore as Chief Executive Officer requires the consent of Murray Energy. There are no family relationships among any of our directors or executive officers. Some of our directors also serve as executive officers of Foresight Reserves.

Name	Age	Position
Christopher Cline	57	Chairman of the Board of Directors and Principal Strategy Advisor
Robert D. Moore	45	Director and President & Chief Executive Officer
G. Nicholas Casey	62	Director
Bennett K. Hatfield	59	Director
Daniel S. Hermann	58	Director and Chairman of the Audit Committee
Paul H. Vining	61	Director
Rashda M. Buttar	47	Senior Vice President—General Counsel & Corporate Secretary
James T. Murphy	40	Vice President—Principal Financial Officer and Chief Accounting Officer

Christopher Cline is the Chairman of our general partner’s board of directors and Principal Strategy Advisor, positions he has held since our inception in 2012. Mr. Cline has more than 30 years of experience in the coal industry. After attending Marshall University, he developed and operated over 25 coal mining, processing and transportation facilities in the Appalachian region and the Illinois Basin, including some of the most productive longwall mining operations in the country. During the past five years, Mr. Cline has focused his efforts primarily on developing Foresight Energy. The experience and qualifications that led to the conclusion that Mr. Cline should serve as a Director include his formation and leadership of the Partnership since its inception, significant and broad experience in the coal industry, and his proven business acumen.

Robert D. Moore is a member of the Board of Directors and President and Chief Executive Officer of our general partner. Mr. Moore has more than 20 years of experience in management, operations, finance, accounting, and acquisitions in the United States coal industry. He has been our President and Chief Executive Officer, and a member of our Board of Directors, since May 2015. Mr. Moore also serves as Murray Energy Corporation’s Executive Vice President, Chief Operating Officer, and Chief Financial Officer, a position he has held since August 2012, and he is a member of Murray Energy’s Board of Directors. Mr. Moore has served as Murray Energy Corporation’s Executive Vice President and Chief Financial Officer since September 2007. Mr. Moore was integral in Murray Energy’s $3.05 billion acquisition of Consolidation Coal Company, from CONSOL Energy Inc., in December 2013. From 1993 to 2007, Mr. Moore held a number of financial and other senior management positions within Murray Energy. Mr. Moore received his Bachelor of Science degree from The Ohio State University in Accounting and Finance, his Certified Public Accountant certification from the State of Ohio, and his Master of Business Administration from The Ohio State University. The experience and qualifications that led to the conclusion that Mr. Moore should serve as a member of the Board of Directors of our general partner include his extensive knowledge of the coal industry and his financial expertise.

G. Nicholas Casey is an independent member of the Board of Directors of our general partner and a member of the Audit Committee. Mr. Casey was appointed to the Board of Directors on September 9, 2015. Mr. Casey is currently a member of Lewis Glasser Casey & Rollins, PLLC, attorneys at law, where he served as managing member from 2008 to 2015. He is also a member of LGCR Government Solutions LLC, where he served as managing member from 2008 to 2014. Additionally, Mr. Casey serves as Treasurer of the American Bar Association and as a member of its Board of Governors. He also serves on the Board of Directors of Security National Trust, Inc. Mr. Casey received an undergraduate degree in accounting from the University of Kentucky and a law degree from West Virginia University College of Law. The experience and qualifications that led to the conclusion that Mr. Casey should serve as a Director include his extensive experience in accounting, business development, financing, real estate and management matters.

Bennett K. Hatfield is an independent member of the Board of Directors of our general partner and a member of the Audit Committee. He was appointed to the Board of Directors on June 8, 2015. Mr. Hatfield served as President and Chief Executive Officer of Patriot Coal Corporation from October 2012 to April 2015; President and Chief Operating Officer from May 2012 to October 2012; and Executive Vice President and Chief Operating Officer from September 2011 to May 2012. Prior to that, Mr. Hatfield served as President, CEO and a Director of International Coal Group, from 2005 until June 2011 when it was acquired. Mr. Hatfield previously served as President, Eastern Operations of Arch Coal, Inc., from March 2003 until March 2005, and Executive Vice President and Chief Commercial Officer of Coastal Coal Company, from December 2001 through February 2003. Mr. Hatfield joined Massey Energy Company in 1979, where he served in a number of management roles, most recently as Executive Vice President and Chief Operating Officer, from June 1998 through December 2001. The experience and qualifications that led to the conclusion that Mr. Hatfield should serve as a member of the Board of Directors of our general partner include his extensive knowledge of the coal industry and his financial expertise.

Daniel S. Hermann is an independent member of the Board of Directors of our general partner and also serves as Chairman of the Audit Committee. He was appointed to the Board of Directors in September 2014. Mr. Hermann is the retired Chief Executive Officer of AmeriQual Group, LLC, a food packaging company and leading supplier of field rations to the United States Department of Defense. Prior to joining AmeriQual, he spent 23 years with Black Beauty Coal Company, where he held various titles, including President and Chief Executive Officer and Chief Financial Officer. During his tenure at Black Beauty, Mr. Hermann was part of a successful team that grew the company into the largest coal producer in the Illinois Basin. In 2003, Black Beauty was acquired by Peabody Energy and Mr. Hermann spent the next two years as Group Executive for Peabody’s Midwest Division. Mr. Hermann is currently on the Board of Directors of Deaconess Health Systems and serves as a member of the Finance and Compensation Committees. He also serves as a Director of Fifth Third Bank Southern Indiana. Mr. Hermann holds a Bachelor of Science degree from Indiana State University in Evansville and is a certified public accountant. The experience and qualifications that led to the conclusion that Mr. Hermann should serve as a member of the Board of Directors of our general partner and as Chairman of the Audit Committee include his extensive knowledge of the coal industry and his financial expertise.

Paul H. Vining is a member of the Board of Directors of our general partner. He was appointed to the Board of Directors on January 1, 2016. Mr. Vining is currently the CEO of The Cline Group LLC, as well as President of Foresight Reserves LP and CEO of Cutlass Collieries LLC, the international development arm of The Cline Group. Mr. Vining previously served as president of Alpha Natural Resources (“Alpha”) from April 2012 until January 2015, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in August 2015. Prior to that, he served as executive vice president and chief operating officer of Alpha from May 2011 until April 2012. Mr. Vining served as chief executive officer of White Oak Resources from October 2010 until April 2011. He served as president and chief operating officer of Patriot Coal Corporation from July 2008 until September 2010, which filed for reorganization under Chapter 11 of the Bankruptcy Code in July 2012. Mr. Vining has over 35 years of experience in the coal business which in addition to the above includes being the chief executive officer of Magnum Coal Company, the top executive sales and trading positions for both Arch Coal and Peabody Energy, and key sales and commercial roles at AGIPCOAL USA, Island Creek Coal Company and A. T. Massey Coal Company. Mr. Vining earned his Bachelor of Science in Chemistry from the College of William and Mary as well as his Bachelor of Science in Mineral Engineering and Master of Science in Extractive Metallurgy from Columbia University’s Henry Krumb School of Mines. The experience and qualifications that led to the conclusion that Mr. Vining should serve as a member of the Board of Directors of our general partner include his extensive knowledge of the coal industry and his financial expertise.

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

James T. Murphy is the Principal Financial Officer and Chief Accounting Officer of our general partner. Mr. Murphy has served is this capacity for our General Partner since June 2015. Mr. Murphy served as Controller of the General Partner of Foresight Energy LLC (the predecessor of the Partnership) from 2011 to 2015, and as VP & Controller of the General Partner or Foresight Energy LLC from December 2014 to June 2015. Mr. Murphy served as the Assistant Controller of Arch Coal Inc. from 2008 to 2011. Mr. Murphy is a certified public accountant and holds a Bachelor of Science in Business Administration from University of Missouri St. Louis.

Director Independence

Our board has determined that Messrs. Casey, Hatfield and Hermann are independent as defined by the rules of the NYSE and under Rule 10A-3 promulgated under the Exchange Act.

Non-management Director Meetings

Our non-management directors meet in an executive session at each regularly scheduled Board of Directors meeting. The role of presiding director at each such meeting is rotated amount the non-management directors.

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

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Messrs. Casey, Hatfield and Hermann currently serve on our audit committee. The board of directors of our general partner has determined that Mr. Hermann qualifies as an “audit committee financial expert,” as such term is defined under SEC rules.

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

Conflicts Committee

The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Foresight Reserves and Murray Energy, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. The independent members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is adverse to the interest of the partnership. Any matters approved by the conflicts committee are conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Corporate Governance

The board of directors of our general partner has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance. The board of directors of our general partner has also adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all employees and officers of Foresight Energy LP and Foresight Energy GP LLC, including its principal executive officer, principal financial and accounting officer, and members of the board.

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

We also make the documents listed above, including our Corporate Governance Guidelines and Code, available without charge under the Investors Relations tab of our website, www.foresight.com, Our annual, quarterly and current reports, and amendments to those reports, and other information filed with the SEC, are posted to the website as soon as practicable after we file or furnish them with the SEC. The information on our website is not part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The board of directors of our general partner (the “Board”) is responsible for establishing and implementing our compensation programs.  The Board seeks to ensure that the total compensation paid to our executive officers is fair, reasonable, and competitive.  This compensation discussion and analysis (“CD&A”) provides information about our compensation objectives and policies for 2015 for our principal executive officer, our principal financial officer and our other most highly compensated executive officers and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion.  This CD&A provides a general description of our compensation programs and specific information about its various components.

Throughout this discussion, the following individuals are referred to collectively as the “Named Executive Officers” and are included in the Summary Compensation Table:

•	Robert D. Moore, President – Chief Executive Officer;
•	James T. Murphy, Vice President & Chief Accounting Officer;
•	Rashda M. Buttar, Senior Vice President —General Counsel & Corporate Secretary;
•	Michael J. Beyer, President—Former Chief Executive Officer (through May 31, 2015);
•	Oscar A. Martinez, Senior Vice President—Former Chief Financial Officer (through November 12, 2015); and
•	Christopher N. Moravec, Executive Vice President—Former Chief Commercial Officer (through June 12, 2015).

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

The principal elements of our executive compensation programs for the 2015 year were base salary and annual cash incentives and the employee benefit arrangements made available to our full-time employees generally.  The employee benefit arrangements provided to our Named Executive Officers consist of life and health insurance benefits, a qualified safe harbor 401(k) savings plan and paid vacation and holidays.  While equity compensation awards were granted to certain Named Executive Officers during the first quarter of 2015, the awards related to services provided by those officers during the 2014 year.  We do not consider equity compensation awards to be a principal element of the 2015 compensation program.

Compensation Practices and Procedures

Role of the Board of Directors

We do not have a compensation committee.  All compensation decisions with respect to our Named Executive Officers are made by the Board.  In establishing and implementing our compensation programs, the responsibility of the Board included:

•	Reviewing base salary and incentive compensation levels as recommended by our President & Chief Executive Officer; and
•	Administering our equity based compensation plans, including selecting to whom grants under any such plans are made and determining the terms and type of any such grant.

Role of Principal Strategy Advisor in Compensation Decisions

As a Director and our Principal Strategy Advisor, Mr. Cline is closely involved in evaluating our overall executive compensation programs.  Mr. Cline’s specific role in determining compensation is to make recommendations to the other members of the Board on general compensation matters with respect to applicable Named Executive Officers.  In making such recommendations, Mr. Cline takes into account his general business knowledge and experience and his specific knowledge of the market in which we compete for talent.

Role of President and Chief Executive Officer in Compensation Decisions

In the role of President and Chief Executive Officer, both Messrs. Beyer and Moore assisted in determining executive compensation by making recommendations to the other members of the Board on compensation decisions for officers other than themselves based upon their assessment of the individual performance of each executive officer and our overall performance.  In addition, in recommending specific levels or components of compensation, Messrs. Beyer and Moore, like Mr. Cline, took into account their general business knowledge and experience and specific knowledge of the market in which we compete for talent.

Role of Compensation Consultant

During 2015, we did not retain the services of a compensation consultant or conduct benchmarking or specific market review of our compensation levels or practices.  Instead, our compensation levels and practices are established by the Board based upon the recommendations of our Principal Strategy Advisor and our then-current President and Chief Executive Officer.

Components of the Compensation Program

For the year ended December 31, 2015, the principal components of compensation for the Named Executive Officers were base salary and annual cash incentives.  Equity awards granted in the first quarter of 2015 related to services provided to us in the 2014 year and we have determined not to grant equity awards with respect to services provided in the 2015 year.

Base Salary

We established the base salary for each Named Executive Officer based on consideration of many factors, including the individual’s performance and experience, the pay of others on the executive team and our Board’s assessment of the market in which we compete for talent.  The base salary compensation is intended to provide security and a reliable, but not excessive, source of income to our Named Executive Officers.  Our Board periodically reviews the base salaries of our Named Executive Officers and has the discretion to make adjustments based upon any factor it deems relevant, including those described above.  Salaries paid to each of our Named Executive Officers for the 2015 year are reflected in the Summary Compensation Table.

Our Board did not make base salary decisions for Mr. Moore in 2015, as his compensation is not paid directly by us.  Although Mr. Moore provides employment services to both Murray Energy Corporation and to us, he also has many overlapping roles and duties due to the close relationship that we maintain with Murray Energy Corporation following their investment in us.  We will pay a predetermined annual fee to Murray Energy Corporation for Mr. Moore’s services.  While there is not a specific allocation to us with respect to Mr. Moore’s services, we have determined that it would be appropriate to allocate a portion of the total compensation that he receives from Murray Energy Corporation to us within the Summary Compensation Table below.  The allocated amount was determined by looking at the time that Mr. Moore spends at each of the respective companies as well as the time spend in his duties that may overlap and benefit both companies. It was determined that allocating $250,000 of Mr. Moore’s compensation to us was a reasonable estimate of the portion of the payment that we make to Murray Energy Corporation for Mr. Moore’s services.

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

For 2015, the Board determined the annual cash incentive for our current Named Executive Officers to be as follows.  Our Named Executive Officers that were not employed by us at the end of the year did not receive an annual bonus award with respect to the 2015 year.

Name	2015 Annual Cash Incentive
Robert D. Moore	$—
Rashda M. Buttar	$450,000
James T. Murphy	$150,000

Retention Bonuses

With respect to the 2015 year, certain Named Executive Officers also received transaction-related retention bonuses. Ms. Buttar and Messrs. Moravec, Murphy and Martinez received a retention bonus in connection with our transaction with Murray Energy Corporation. The retention bonus consisted of a cash amount of $175,000 for Ms. Buttar, $200,000 for Mr. Martinez, $425,000 for Mr. Murphy and $137,500 for Mr. Moravec, as well as the accelerated vesting of any unvested equity compensation awards held by the executives at the time of payment.  The retention bonus agreements provided that the retention bonus would become paid (or settled, as applicable) to the executives in the event that they remained continuously employed with us from March 2015 to either June 2015 or September 2015.  The retention bonus would also have become payable to the executives if they were involuntarily terminated prior to the end of the retention period, which was defined as a termination of employment other than a resignation by the executive, a termination due to death or disability, or a termination by us for cause.  Each of the applicable Named Executive Officers remained employed through their respective retention period and received the retention bonus during 2015.

Equity Compensation Awards

In connection with our initial public offering, we established a long-term incentive plan which permits the Board to grant a variety of different types of equity compensation awards.  The equity compensation awards granted to certain Named Executive Officers in February or March 2015 for 2014 service were in the form of unit awards that vested immediately or phantom units, which were designed with a time-based vesting schedule. In connection with the transaction with Murray Energy Corporation, all outstanding equity compensation awards became vested and settled during 2015.

Retirement and Other Benefits

Our Named Executive Officers are entitled to participate in group health, term life, and similar benefit plans available to all of our employees on the same terms as such employees.  During 2015, Foresight Energy Services LLC maintained a plan intended to provide benefits under section 401(k) of the Code pursuant to which eligible employees are permitted to contribute portions of their compensation into a tax-qualified retirement account (the “401(k) Plan”). For 2015, the plan provided safe harbor matching contributions equal to 100% of the first 3% of eligible compensation contributed by a participant to his or her account and 50% of the next 2% of eligible compensation contributed.  Each of the Named Executive Officers participated in the 401(k) Plan during the 2015 year and received company contributions into their accounts, as noted within the Summary Compensation Table below.

Perquisites

The Partnership may provide a limited amount of perquisites and personal benefits to the current Named Executive Officers. With respect to the Named Executive Officers that are no longer employed by us, we previously provided certain housing and car allowances, and assisted with the payment of country club dues for business purposes.  Amounts that related to these perquisites for the former executives are provided within the Summary Compensation Table below.  On a going-forward basis we do not intend to provide the Named Executive Officers with benefits that are materially different than those provided to our employees generally.

Employment Agreements, Severance Benefits

We did not generally maintain any employment agreements or severance plans which covered our Named Executive Officers during the 2015 year.   The 2015 retention bonus agreements that we maintained with Ms. Buttar and Mr. Murphy did provide for the acceleration of outstanding equity awards and a cash bonus payment in the event that they were involuntarily terminated during an applicable retention period, but the 2015 retention bonus agreements were settled during the 2015 year.

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

Accounting for Equity-Based Compensation

We granted equity compensation awards in previous years.  For our unit-based compensation arrangements, we recorded compensation expense over the vesting period of the awards, as discussed further in Part II. “Item 8, Financial Statements and Supplementary Data, Note 19 - Equity-Based Compensation” in this Annual Report on Form 10-K.

Risk Assessment Related to our Compensation Structure.

We believe our compensation programs for our Named Executive Officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to us. We also believe our compensation programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We believe we have allocated our compensation among base salary and short and long-term compensation programs in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for the Named Executive Officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We have historically granted phantom units rather than unit options for equity awards because restricted units retain value even in a depressed market.

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

Executive Compensation

The following table summarizes the compensation we paid during the years ended December 31, 2015, 2014 and 2013, as applicable, to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Unit Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation ($)	All Other Compensation (4)	Total ($)
Robert D. Moore, President & Chief Executive Officer (1)	2015	$250,000	$—	$—	$—	$—	$—	$250,000

Michael J. Beyer, President, Chief Executive Officer & Director	2015	$299,492	$—	$7,128,193	$—	$—	$34,633	$7,462,318
	2014	$618,000	$2,450,000	$—	$—	$—	$38,983	$3,106,983
	2013	$618,000	$700,000	$—	$—	$—	$59,422	$1,377,422

Oscar A. Martinez, Senior Vice President - Chief Financial Officer	2015	$361,539	$200,000	$200,000	$—	$—	$260,594	$1,022,133
	2014	$400,000	$250,000	$1,411,000	$—	$—	$11,210	$2,072,210

Christopher N. Moravec, Executive Vice President-Chief Commercial Officer	2015	$306,731	$1,637,500	$350,000	$—	$—	$52,759	$2,346,990
	2014	$500,000	$300,000	$833,334	$—	$—	$90,821	$1,724,155
	2013	$500,000	$350,000	$—	$41,667	$—	$90,953	$982,620

Rashda M. Buttar, Senior Vice President - General Counsel & Corporate Secretary	2015	$339,423	$800,000	$200,000	$—	$—	$10,995	$1,350,418
	2014	$325,000	$175,000	$958,334	$—	$—	$11,210	$1,469,544

James T. Murphy, Vice President – Chief Accounting Officer	2015	$247,115	$725,000	$60,000	$—	$—	$9,323	$1,041,438

(1)

We do not pay a base salary directly to Mr. Moore.  Amounts reflected within the “Salary” column for Mr. Moore reflect the portion of his compensation that was determined appropriate to allocate to us pursuant to the services agreement that we maintain with Murray Energy Corporation.  Further descriptions of the service agreement and our methodology for determining Mr. Moore’s allocated salary costs are described within the Compensation Discussion and Analysis above.

(2)

Amounts included within the Bonus column reflect annual incentive bonuses as well as retention bonuses paid by us during the 2015 year.  Mr. Martinez also received a bonus separate from our annual incentive awards and his severance in the amount of $250,000.  With respect to Mr. Moravec, Ms. Buttar and Mr. Murphy, the amounts also include a separate retention bonus paid solely by one of our sponsors, Foresight Reserves LP.

(3)

Unit award amounts reflect the aggregate grant date fair value of unit and phantom unit awards granted during the periods presented calculated in accordance with Accounting Standards Codification 718, disregarding forfeitures. See Note 19 to our consolidated financial statements for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

(4)

“All Other Compensation” for 2015 consisted of the following: (i) for Mr. Beyer: his country club membership dues that we paid on his behalf totaled $23,000,  $11,633 for annual life insurance premiums paid on a life insurance policy for his benefit and matching contributions made to the 401(k) Plan on his behalf; (ii) for Mr. Martinez:  $250,000 for a severance bonus and $10,594 for annual life insurance premiums paid on a life insurance policy for his benefit and matching contributions made to the 401(k) Plan on his behalf; (iii) for Mr. Moravec: a housing allowance of $28,500, a car allowance of $12,498, and $11,761 annual life insurance premiums paid on a life insurance policy for his benefit and matching contributions made to the 401(k)

Plan on his behalf; (iv) for Ms. Buttar: $10,995 for annual life insurance premiums paid on a life insurance policy for her benefit and matching contributions made to the 401(k) Plan on her behalf, and (v) for Mr. Murphy: $9,323 for annual life insurance premiums paid on a life insurance policy for his benefit and matching contributions made to the 401(k) Plan on his behalf.

Grants of Plan-Based Awards

The following table sets forth, for each Named Executive Officer, information about grants of plan-based awards made during the year ended December 31, 2015. We did not grant any option or non-equity incentive plan compensation during 2015.

	Grant Date
Name		All Other Unit Awards: Number of Units (1)	Grant Date Fair Value of Unit Awards (2)
Robert D. Moore	—	—	$—
Michael J. Beyer	February 5, 2015	431,750	$7,128,193
Oscar A. Martinez	March 9, 2015	12,603	$200,000
Christopher N. Moravec	March 9, 2015	22,055	$350,000
Rashda M. Buttar	March 9, 2015	12,603	$200,000
James T. Murphy	March 9, 2015	3,781	$60,000

(1)

This column reflects the number of unit awards and phantom unit awards granted to each Named Executive Officer under our Long-Term Incentive Plan during 2015.   All phantom unit awards reflected in the table above received accelerated vesting in connection with the Murray Energy, therefore they are no longer outstanding as of the end of the 2015 year.

(2)

Reflects the aggregate grant date fair value of unit and phantom unit awards granted during the periods presented calculated in accordance with ASC 718, disregarding forfeitures. See Part II. “Item 8, Financial Statements and Supplementary Data,” Note 19. Equity-Based Compensation” in this Annual Report on Form 10-K for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards.

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

Salary and Cash Bonus in Proportion to Total Compensation

The following table sets forth the percentage of each Named Executive Officer’s total compensation for the year ended December 31, 2015 that was paid in the form of base salary and bonus (including annual cash incentive awards and discretionary amounts, if any).  Mr. Moore has not been included due to the fact that we do not directly pay his compensation.

Name	Percentage of Total Compensation
Michael J. Beyer	4.0%
Oscar A. Martinez	54.9%
Christopher N. Moravec	82.8%
Rashda M. Buttar	84.4%
James T. Murphy	93.3%

Outstanding Equity Awards at Fiscal Year-End

None of the Named Executive Officers held outstanding equity compensation awards as of December 31, 2015.

Option Exercises and Units Vested

The following table reflects the lapse of restrictions, during the year ended December 31, 2015, on phantom unit awards held by our Named Executive Officers.  No Named Executive Officer held option awards during 2015.

Name	Number of Units Acquired on Vesting	Value Realized on Vesting (1)
Robert D. Moore	—	$—
Michael J. Beyer	431,750	$7,128,193
Oscar A. Martinez	20,936	$148,018
Christopher N. Moravec	28,090	$411,519
Rashda M. Buttar	37,145	$388,790
James T. Murphy	11,285	$79,785

(1)	Value realized with respect to the unit awards is based upon the closing price of our common units on the NYSE on the date of vesting.

Pension and Nonqualified Deferred Compensation Benefits

None of our Named Executive Officers participate in any defined benefit pension or nonqualified deferred compensation plans.

Potential Payments upon Termination or Change in Control

Generally, none of our Named Executive Officers are parties to any plans or agreements which provide for benefits in connection with termination of employment or upon a change of control.

Director Compensation

The compensation of the directors of our general partner is set by the Board.  Messrs. Cline, Moore and Vining received no director compensation.  The directors who are eligible to receive compensation for their services to our Board will receive $125,000 in cash as an annual retainer fee, as well as a $15,000 retainer for services to our audit committee.  The eligible directors will also receive an annual phantom unit award in the amount of $75,000 which will be designed to vest pro-rata over a three year period.

Name	Fees Earned or Paid in cash	Unit Award (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation	Total ($)
E. Hunter Harrison	$35,000	$75,000	$—	$—	$—	$—	$110,000
Daniel S. Hermann	140,000	75,000	—	—	—	—	215,000
Bennett K. Hatfield	140,000	75,000	—	—	—	—	215,000
G. Nicholas Casey	140,000	75,000	—	—	—	—	215,000

(1)The values set forth reflect awards of phantom units and are based on the grant date fair value of the awards computed in accordance with FASB ASC 718 (disregarding the impact of estimated forfeitures related to service-based vesting conditions). The grant date fair value is computed based upon the closing price of Foresight Energy LP's common units on the date of grant. As of December 31, 2015, Mr. Harrison, Mr. Hermann, Mr. Hatfield and Mr. Casey had unvested unit awards of 0 units, 14,443 units, 5,133 units and 9,907 units, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of March 11, 2016, regarding the beneficial ownership of common and subordinated units held by (a) each director of our managing general partner, (b) each executive officer of our managing general partner, (c) all such directors and executive officers as a group, and (d) each person known by our managing general partner to be the beneficial owner of 5% or more of our common units. Our managing general partner is owned by 65.34% by Foresight Reserves, 34.0% by Murray Energy Corporation, and 0.66% by Michael J. Beyer, the former Chief Executive Officer of our general partner. The address of each of Foresight Energy GP LLC, Christopher Cline, the Cline Trust Company and each of the directors and officers reflected in the table below is 3801 PGA Blvd., Suite 903, Palm Beach Gardens, Florida 33410. The percentage of units beneficially owned is based on 65,192,646 common units and 64,954,691 subordinated units outstanding.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
5% Unitholders:
Murray Energy Corporation (1)	—	*	64,954,691	100.0%	50.0%
Christopher Cline	19,040,491	29.2%	—	*	14.6%
Cline Trust Company (2)	20,323,188	31.2%	—	*	15.6%
Accipiter Capital Management, LLC	8,413,797	12.9%	—	*	6.5%
Executive Officers and Directors:
Christopher Cline	(3)	(3)	(3)	(3)	(3)
Robert D. Moore	—	*	—	*	*
G. Nicholas Casey	—	*	—	*	*
Bennett K. Hatfield	5,000	*	—	*	*
Daniel S. Hermann	11,390	*	—	*	*
Paul H. Vining	—	*	—	*	*
Rashda M. Buttar	44,467	*	—	*	*
James T. Murphy	8,666	*	—	*	*
Aggregate - executive officers and directors	69,523	*	—	*	*

*    Less than one percent.

(1)

Murray Energy Corporation’s address is: 46226 National Road, St. Clairsville, OH, 43950. Murray Energy Corporation owns a 34% voting interest in our general partner. There are no options, warrants or other rights or obligations outstanding that are currently exercisable, or exercisable within 60 days, into common units. Robert E. Murray may be deemed to have voting and investment power over the common units. The selling unitholder is not a registered broker dealer and is not an affiliate of a registered broker dealer.

(2)

Donald R. Holcomb, the manager of Cline Trust Company, may be deemed to have voting and investment power over the common units held of record by Cline Trust Company. The members of the Cline Trust Company are four trusts of which Mr. Holcomb is trustee, each of which owns an approximately equal interest in the Cline Trust Company: (i) The Alex T. Cline 2004 Irrevocable Trust, the beneficiary of which is Alex T. Cline, a child of Mr. Cline, (ii) The Candace L. Cline 2004 Irrevocable Trust, the beneficiary of which is Candace L. Cline, a child of Mr. Cline, (iii) The Christopher L. Cline 2004 Irrevocable Trust, the beneficiary of which is Christopher L. Cline, a child of Mr. Cline, and (iv) The Kameron N. Cline 2004 Irrevocable Trust, the beneficiary of which is Kameron N. Cline, a child of Mr. Cline. Mr. Holcomb is the former Vice President, Secretary and Treasurer of Cline Resource Development Company d/b/a The Cline Group (“CRDC”), which is wholly owned by Christopher Cline. Mr. Holcomb also served as the Chief Financial Officer of Foresight Reserves until March 31, 2013 and currently serves on the Board of Directors of Natural Resource Partners LP, an affiliate of the Partnership. The selling unitholder is not a registered broker dealer and is not an affiliate of a registered broker dealer.

(3)	Units held personally by Christopher Cline, as an individual, are included in the 5% Unitholders section above.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which our equity is authorized for issuance.

Plan Category	(a) Number of Units to Be Issued Upon Exercise of Outstanding Unit Options and Rights as of December 31, 2015	(b) Weighted Average Exercise Price of Outstanding Unit Options and Rights	(c) Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) as of December 31, 2015
Equity compensation plans approved by unitholders:
None	—	—	—

Equity compensation plans not approved by unitholders:
Long-term incentive plan (1)	1,711,341	—	6,201,442
Total for equity compensation plans	1,711,341	—	6,201,442

(1)

The Long-Term Incentive Plan (“LTIP”) was adopted by our general partner in June 2014 in connection with our IPO and did not require approval by our unitholders. The LTIP contemplates the issuance of up to 7,000,000 common units to satisfy awards under the LTIP.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, cannot be presumed to be the result of arm’s-length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

Affiliated entities principally include: (a) Entities owned and controlled by Chris Cline, the majority owner of our general partner, (b) Murray Energy Corporation, owner of a 34% interest in our general partner and owner of all of the outstanding subordinated units, and (c) NRP and its affiliates, for which Chris Cline owns a beneficial interest in the general partner and limited partner interests.

Murray Energy also has an option, subject to certain conditions described below, to purchase an additional 46% of the voting interests in FEGP for $25 million during a five-year period. Murray Energy’s ability to exercise the option is conditioned upon (i) the exercise of the call option with respect to Colt LLC, a wholly-owned subsidiary of Foresight Reserves and (ii) the refinancing of the FELP notes and FELP’s existing credit facilities on terms reasonably acceptable to Foresight Reserves, or any other transaction (whether by amendment, waiver or a consent solicitation) that would have the effect of eliminating the “change of control” provisions of the FELP notes and FELP’s existing credit facilities with respect to the exercise of the option.

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

Hillsboro Throughput Agreement

Concurrent with the 2013 Reorganization, a throughput agreement was entered into between Hillsboro and Hillsboro Transport for Hillsboro Transport to operate the Clean Coal Handling System for Hillsboro. The agreement, which has an initial term of ten years, grants Hillsboro Transport the right to be the exclusive provider of clean coal handling services for Hillsboro. After the initial ten-year term of the throughput agreement, the parties can agree to continue renewing the agreement in five-year increments (up to 16 times). At the expiration of each term, Hillsboro has an option to acquire the Clean Coal Handling System for its then fair value. As compensation for operating and maintaining the Clean Coal Handling System, Hillsboro Transport will receive $0.99 per ton for each ton of coal loaded through the Clean Coal Handling System, subject to a minimum quarterly payment of $1.25 million. Subsequent to the 2013 Reorganization date, Hillsboro Transport was determined to be a variable interest entity and Hillsboro consolidates Hillsboro Transport as the primary beneficiary. See our audited historical consolidated financial statements, and notes thereto, included elsewhere in this Annual Report on Form 10-K. For the years ended December 31, 2014 and 2013, Hillsboro Transport earned net income of $3.8 million and $2.0 million, respectively, under the throughput agreement, which was recorded as income attributable to noncontrolling interests in our consolidated statements of operations. On February 25, 2015, Foresight Reserves and a member of management contributed Hillsboro Transport to the Partnership (see “Contribution of Assets” below).

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

Macoupin Low Sulfur Longwall Development Agreement

In connection with the 2013 Reorganization, Macoupin entered into a development agreement with Colt (the “Macoupin Development Agreement”). Pursuant to the Macoupin Development Agreement, Macoupin put in place the right to offer Colt the ability to develop one longwall coal mine and associated transportation infrastructure in coal reserves previously identified by Macoupin for a low sulfur longwall mine. If Colt accepts the option to develop the mine and associated infrastructure, then Macoupin will automatically acquire the option to purchase the fully developed mine, but not the transportation assets, for fair market value. Macoupin will have the right to exercise this fair market value purchase option during a twelve month period that begins when Colt has first sold 100,000 tons of clean coal produced by the longwall method from the new mine. Macoupin will not have an option to purchase the fully developed transportation assets, but will pay a commercially reasonable fair market price for their use. In the event Colt develops a mine and Macoupin elects not to purchase the mine, Macoupin will surrender its rights to the coal associated with that mine under its lease with Colt.

Sugar Camp 3 and 4 Development Agreement

In connection with the 2013 Reorganization, Sugar Camp entered into a development agreement with Ruger (the “Sugar Camp Development Agreement”). Pursuant to the Sugar Camp Development Agreement, Sugar Camp put in place the right to offer Ruger the ability to develop one or two additional longwall coal mines and associated transportation infrastructure in coal reserves either leased by Ruger to Sugar Camp or reserves where Ruger has granted Sugar Camp the right to mine coal and pay a royalty to Ruger. These areas have been previously identified by Sugar Camp as the “Sugar Camp 3” and “Sugar Camp 4” longwall mines. If Ruger accepts the option to develop the mine and associated infrastructure, then Sugar Camp will automatically acquire the option to purchase the fully developed mine, but not the transportation assets, for fair market value. Sugar Camp will have the right to exercise this fair market value purchase option during a twelve month period that begins when Ruger has first sold 100,000 tons of clean coal produced by the longwall method from any new mine. Sugar Camp will not have an option to purchase the fully developed transportation assets, but will pay a commercially reasonable fair market price for their use. In the event Ruger develops a mine and Sugar Camp elects not to purchase the mine, Sugar Camp will surrender its rights to the coal associated with that mine under its lease and overriding royalty agreement with Ruger.

Contribution of Assets

On February 25, 2015, Foresight Reserves and a member of management contributed 100% of the equity of Sitran, Adena and Hillsboro Transport to the Partnership. These entities were contributed for no consideration and had an aggregate net book value of approximately $60.6 million on the contribution date.

Transactions with Natural Resource Partners, L.P. and its Affiliates

We have engaged in a series of transactions with NRP and its affiliates, an entity in which Christopher Cline directly and indirectly beneficially owns 4% of the limited partnership interest. In addition to his 4% limited partnership ownership in NRP, Chris Cline also directly and indirectly beneficially owns 31% of the limited partnership interests in NRP’s general partner. Foresight Reserves and its subsidiaries have sold to NRP or subsidiaries of NRP certain coal reserves and transportation assets in exchange for equity in NRP and its general partner as well as entering into a restricted business contribution agreement and leases under which we will make royalty payments and pay fees as we mine leased coal and use leased transportation facilities owned by NRP, all as more further described below. Subsidiaries of NRP for which we have transacted include HOD, WPP, Williamson Transport, LLC (“Williamson Transport”) and Independence Energy, LLC (“Independence”).

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

Williamson has a coal mining lease agreement with WPP with an initial term of 15 years and options for an additional five years or until all merchantable and mineable coal has been mined and removed. Williamson is required to pay the greater of 8.0% of the gross selling price or $2.50 per ton for the first eight million tons of clean coal mined from the leased premises in any calendar year. For all tonnage mined in excess of the eight million tons, the royalty is the greater of 5.0% of the gross selling price or $1.50 per ton of clean coal mined from the leased premises. In addition to the tonnage royalty, the quarterly minimum royalty is $2.0 million, payable on the 20th of January, April, July and October in each year this lease is in effect, for the prior quarter production. The minimum royalty is recoupable on future tons mined during the preceding nineteen quarters from the excess tonnage royalty on a first paid, first recouped basis. Furthermore, the lease provides for an overriding royalty of $0.10 per ton on the first 8.5 million tons mined from specific coal reserves outlined in the agreement. The lease also requires a wheelage payable at 0.5% of the gross selling price when foreign coal is transported over the premises. During the years ended December 31, 2015, 2014 and 2013, Williamson paid $12.7 million, $19.8 million and $21.9 million, respectively, in royalties and other payments to WPP under this coal lease.

Williamson leases property from Williamson Transport under two surface leases with initial terms through October 15, 2031 and an option to extend the leases in five-year increments until all the coal leased from an NRP affiliate is mined on Williamson’s premises. Williamson Transport has the option to put the land to Williamson for its fair market value as determined by an independent appraiser at any time during the lease term. Additionally, under a separate lease with an initial term through March 12, 2018, Williamson pays $5,000 per year for use of the premises and a fee currently at $1.83 per ton for each ton of coal produced at Williamson that is loaded through the Williamson Loadout facility, which escalates approximately $0.02 per year throughout the term of the agreement. Williamson Transport may elect to renew or extend the sublease for successive five-year periods. If Williamson Transport elects not to renew the sublease, Williamson has the option to buy the Williamson Loadout facility for its fair market value as determined by an independent appraiser. Williamson receives a fee of $0.25 per ton from Williamson Transport for each ton of coal that is loaded through the Williamson Loadout facility in exchange for operating the load out. During the years ended December 31, 2015, 2014 and 2013, Williamson Transport was paid $8.9 million, $9.7 million and $10.2 million, respectively, under these leases (net of the operating fee paid to Mach Mining, LLC).

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

Williamson is obligated to pay overriding royalties to WPP pursuant to a special warranty deed dated August 22, 1990 between its predecessors in interest, Coal Properties Corporation, Grantor and Fairview Land Company. Under this deed, WPP is owed an overriding royalty in the amount of $0.25 per ton for each ton of coal mined and sold by Williamson from the mineral reserves subject to the deed. During the years ended December 31, 2015, 2014 and 2013, Williamson paid $0, $0.5 million and $0.5 million, respectively, in overriding royalties to WPP under this agreement.

In January 2009, NRP acquired additional coal reserves and infrastructure assets related to Macoupin for $143.5 million. Simultaneous with the closing, Macoupin entered into a lease transaction with WPP and HOD for mining of the mineral reserves and for the rail facility, which we account for as a sale-leaseback financing arrangement. The mineral reserve mining lease is for a term of 20 years and can be extended for additional five-year terms limited to six such renewals. The lease requires a tonnage royalty equal to the greater of (i) 8% of the gross selling price of the coal plus $0.60 per ton or (ii) $5.40 per ton to be paid on the first 3.4 million tons of coal mined and sold in any given calendar year. Additionally, for the first 20-year term of the lease, Macoupin is required to pay a recoupable quarterly minimum deficiency payment equal to the difference between the tonnage royalty and $4.0 million. The lease also requires a wheelage fee of 0.5% of the gross selling price of any foreign coal transported across the property. During the years ended December 31, 2015, 2014 and 2013, Macoupin paid $14.8 million, $16.2 million and $15.5 million, respectively, in royalties and other payments to WPP under this mineral lease. We are currently in dispute with WPP in regards to the application of the recoupment provision within this agreement.

The Macoupin rail load-out facility and rail loop facility leases are for terms of 20 years with 16 renewals for five years each. For the first 30 years of the leases, each lease requires a payment of $1.50 per ton for every ton of coal loaded through the facility, up to 3.4 million tons per year. Annual rental payments of $10,000 per year are due after the expiration of the first 30 years. Macoupin is responsible for operations, repairs and maintenance and for keeping rail facilities in good working order. During the years ended December 31, 2015, 2014 and 2013, Macoupin paid $6.5 million, $3.8 million and $3.0 million, respectively, in payments to HOD under the rail facility leases.

Hillsboro entered into a coal mining lease agreement on September 10, 2009, with WPP. Under such agreement, Hillsboro leased certain mineral rights from WPP for a term of 20 years and can renew this lease for additional five-year terms, with a maximum of six terms or until all merchantable and mineable coal has been mined and removed. Hillsboro is required to pay WPP the greater of 8.0% of the gross selling price or $4.00 per ton and a fixed royalty in the amount set forth in the agreement for the coal mined from the leased premises. Hillsboro is subject to a minimum quarterly royalty under the agreement of $7.5 million until 2031, for the prior quarter’s production. Beginning with the quarterly minimum royalty due April 20, 2032, the quarterly minimum will be $125,000 for each quarter of 2032 and each subsequent quarter. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty exceeds the applicable quarterly minimum royalty, Hillsboro may recoup any unrecouped quarterly deficiency payments made during the preceding twenty quarters from the excess tonnage royalty on a first paid, first recouped basis. We are a guarantor, on a declining basis, of the first $54.8 million of Hillsboro’s minimum quarterly payments to WPP. During the years ended December 31, 2015, 2014 and 2013, Hillsboro paid $17.6 million, $28.6 million and $32.4 million, respectively, to WPP under this lease. As of December 31, 2015, we paid WPP $46.6 million in advance minimum payments under this agreement that remain eligible for recoupment, all of which has been reserved for as we do not expect to recoup this balance based on the remaining recoupment period for certain minimum payments and the idling of the mine as a result of the mine fire.

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a mine fire, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $16.2 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement.

Williamson has a coal mining lease agreement with Independence the term of which runs through March 13, 2021 and can be renewed for additional five-year periods or until all merchantable and mineable coal has been mined and removed. Williamson is required to pay Independence the greater of 9.0% of the gross selling price or $2.85 per ton for the coal mined from the leased premises. In addition to the tonnage royalty, Williamson is required to pay a quarterly minimum royalty of $416,750 in each year this lease is in effect, for the prior quarter production. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty exceeds the $416,750 quarterly minimum royalty, Williamson may recoup any unrecouped quarterly deficiency payments made during the preceding nineteen quarters from the excess tonnage royalty on a first paid, first recouped basis. The lease also has a provision for a wheelage payable at 0.5% of the gross selling price when foreign coal is transported over the premises. Williamson has an overriding royalty agreement with Independence. As such, Independence will receive an overriding royalty interest in the amount of $0.30 per ton for each ton of clean coal mined from certain mineral reserves identified in the agreement that Williamson controls or in the future will control that are sold to any third party for the life of the Williamson mining operations on the identified mineral reserves. During the years ended December 31, 2015, 2014 and 2013, Williamson paid $4.9 million, $3.8 million, and $6.0 million respectively, in royalties and other payments to Independence.

In March 2012, HOD acquired a rail load-out facility at Sugar Camp for $50.0 million The transaction includes a lease of the rail load-out to Sugar Camp for which Sugar Camp is required to pay to HOD a $1.10 per ton tonnage fee, subject to adjustment, on certain tonnages of coal loaded through the load-out during the first 20 years of the lease, subject to a minimum recoupable quarterly deficiency payment of $1.3 million. After the first 20 years, Sugar Camp may elect to extend the lease for additional 5-year terms up to a maximum of 16 times. Sugar Camp has the option to purchase the rail load-out for fair market value at any time after the expiration of the first 20 years and for the remainder of the lease. The lease also requires Sugar Camp to maintain and operate the load-out. We are a guarantor, on a declining basis, of the first $15 million of Sugar Camp’s minimum quarterly payments to HOD.

During the years ended December 31, 2015, 2014 and 2013, Sugar Camp made $6.3 million, $6.2 million and $6.2 million, respectively, in payments to HOD under the load out lease.

In addition, we have entered into various ancillary agreements with NRP and its subsidiaries providing for acquisition of additional mineral rights within the assigned reserves of Williamson and Macoupin, all in support of our mining transactions with NRP for leased reserves.

As a result of these transactions and contracts, as of December 31, 2015, we had $2.3 million of net outstanding payable to NRP and its affiliates, $2.1 million in accrued interest and $193.4 million in sales-leaseback obligations recorded to consolidated balance sheet. As a result of these transactions and contracts, as of December 31, 2014, we had $7.0 million of net outstanding payable to NRP and its affiliates, $5.6 million in accrued interest and $193.4 million in sales-leaseback obligations recorded to consolidated balance sheet. During the years ended December 31, 2015, 2014 and 2013, we paid NRP and its affiliates $82.0 million, $88.7 million and $95.6 million, respectively, in aggregate payments under the agreements described herein (inclusive of the sale-leaseback arrangements).

The following presents future minimum royalties, by year, required under noncancelable royalty agreements (inclusive of our sale-leaseback obligations) with NRP and its affiliates as of December 31, 2015 (in millions):

2016	$60.7
2017	60.6
2018	60.7
2019	60.6
2020	60.7
Thereafter	453.6
Total minimum lease payments	$756.9

Transactions With The Cline Group and its Affiliates

As part a reorganization in 2010, we entered into a series of mineral leases requiring minimum royalty payments and production royalty payments with Colt LLC (“Colt”) and Ruger Coal Company, LLC (“Ruger”), affiliates both owned by Foresight Reserves.

Williamson leases coal reserves from Colt. The term of this lease is for ten years with six renewal periods of five years each. Williamson is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. The minimum royalty for this lease, which is recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid, is $2.0 million per year. During the years ended December 31, 2015, 2014 and 2013, Williamson paid $2.0 million, $2.0 million, and $2.1 million, respectively, in royalties to Colt under this coal lease. As of December 31, 2015, we paid Colt $5.7 million in advanced minimum royalty payments that remain eligible for recoupment.

Hillsboro leases coal reserves from Colt, the terms of which are identical but that each covers different reserves. The term of each of these leases is for five years with seven renewal periods of five years each. Hillsboro is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. The minimum royalty for each of these leases, which is recoupable only against actual production royalty from future tons during the period of 10 years following the date on which any such minimum royalty, is $4.0 million. Hillsboro paid $8.0 million in each of the years ended December 31, 2015, 2014 and 2013 in royalties to Colt under this coal lease. As of December 31, 2015, Hillsboro paid Colt $35.6 million in advanced minimum royalty payments that remain eligible for recoupment.

Sugar Camp leases coal reserves from Ruger. The term of this lease is for ten years with six renewal periods of five years each. Sugar Camp is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. There is no minimum royalty associated with this lease. Sugar Camp has two overriding royalty agreements with Ruger pursuant to which Sugar Camp is given the right to mine certain reserves controlled by Ruger as lessee. Pursuant to these overriding royalty agreements, the total royalty that Sugar Camp will be required to pay for each ton of coal mined is equal to the difference between (i) the actual production royalty paid by Sugar Camp to the lessor of the reserves under the leases assumed by Sugar Camp from Ruger and (ii) the amount which is equal to 8% of the gross selling price of the coal mined under the leases. In addition to the overriding royalty, the remaining future minimum royalty for each of these agreements, which is recoupable only against actual overriding royalty during the period of ten years following the date on which such overriding royalty was paid, is $1.0 million. During the years ended December 31, 2015, 2014 and 2013, Sugar Camp paid $3.1 million, $11.5 million and $7.4 million, respectively, in royalties to Ruger under these coal lease and overriding royalty agreements described above. As of December 31, 2015, Sugar Camp paid Ruger $3.3 million in advanced minimum royalty payments under the overriding royalty agreements that remain eligible for recoupment.

Macoupin leases coal reserves from Colt under two leases, the terms of which are identical but that cover different reserves. The term of these leases is for ten years with six renewal periods of five years each. Macoupin is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. The remaining future minimum royalties for each of these leases, which is recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid, is $2.0 million.

Effective June 1, 2012 Macoupin leased additional coal reserves from Colt under another lease. The term of this lease is ten years with six renewal periods of five years each. Macoupin is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal, subject to minimum annual payments of $0.5 million in 2013 and $2.0 million per year thereafter. Minimum annual payments are recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid.

During the years ended December 31, 2015, 2014 and 2013, Macoupin paid $6.0 million in royalties to Colt under these coal leases. As of December 31, 2015, Macoupin paid Colt $25.0 million under these leases in advanced minimum payments that remain eligible for recoupment.

As of December 31, 2015 and 2014, the mines had $0.1 and $0 million, respectively, in aggregate outstanding payables to Colt and Ruger under all of the leases above. During the years ended December 31, 2015, 2014 and 2013, we paid Colt and Ruger $19.1 million, $27.5 million and $23.5 million, respectively, in aggregate royalty payments under the agreements described herein.

The following presents future minimum royalties, by year, required under noncancelable royalty agreements with Foresight Reserves and its affiliates as of December 31, 2015 (in millions):

2016	$18.0
2017	18.0
2018	18.0
2019	18.0
2020	4.0
Thereafter	2.0
Total minimum lease payments	$78.0

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

Convent Marine Terminal Transloading Agreement

In August 2011, an affiliated company owned by Foresight Reserves acquired the IC RailMarine Terminal in Convent, Louisiana. This terminal, commonly referred to as the Convent Marine Terminal (“CMT”), is owned by Raven Energy LLC (“Raven”), an entity controlled by Chris Cline and beneficially owned by Christopher Cline, trusts for his children and entities beneficially owned by his management team. The terminal is designed to ship and receive commodities via rail, river barge and ocean vessel. We have a contract for throughput at the terminal that continues through December 31, 2021. We pay fees under the contract based on the tonnages of coal we move through the terminal, subject to minimum annual take-or-pay volume commitments throughout the duration of the contract. Effective May 1, 2015, the Partnership amended its material handling agreement with Raven to reduce the minimum annual throughput volume at CMT to 5.0 million tons and to extend the duration of the contract by one year to 2022. In August 2015, Raven was sold to entity under which Chris Cline does not have significant influence; therefore the Partnership’s business activities with Raven are no longer considered affiliate transactions subsequent to August 2015. For the years ended December 31, 2015, 2014 and 2013, we paid $19.3 million, $41.9 million and $26.1 million, respectively, to Raven (as an affiliate) under this agreement.

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

Affiliate Supply Agreement

On May 1, 2013, certain unaffiliated suppliers of mining products and Seneca Industries, Inc., one of our affiliates, formed a joint venture whose primary purpose is the manufacture and sale of certain mine supplies primarily for use by us in the conduct of our mining operations. In May 2013, we entered into an amendment to our existing supply agreement with the unaffiliated supplier parties that added the joint venture in which one of our affiliates owns 50% as a supplier party to the agreement, extended the term to April 2018 and updated the pricing provisions of the agreement. The agreement, as amended, obligates our mines to purchase at least 90% of their aggregate annual requirements for certain mine supplies from the supplier parties, subject to certain exceptions as set forth in the agreement. The mine supplies covered under this arrangement are sold pursuant to a price schedule incorporated into the agreement that is reviewed and, if necessary, adjusted every six months to result in an agreed-upon fixed profit percentage for the joint venture as set forth in the agreement. We and our affiliates purchased $14.5 million, $18.1 million and $14.7 million in mining supplies from the joint venture during the years ended December 31, 2015, 2014 and 2013, respectively.

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

As of December 31, 2015 and 2014, Chris Cline owned $44.5 million and $8.0 million, respectively, of the outstanding principal on our 2021 Senior Notes. Chris Cline acquired $8.0 million in principal of the Original Purchase and during the year ended December 31, 2015, acquired an additional $36.5 million in principal from third parties in open market transactions. During the years ended December 31, 2015, 2014, and 2013, $1.9 million, $0.6 million and $0 million, respectively, of interest on the 2021 Senior Notes was paid to Chris Cline, respectively. As of December 31, 2015 and 2014, $1.3 million and $0.2 million, respectively, of interest on the 2021 Senior Notes was accrued to the benefit of Chris Cline.

The entity controlled by Mr. Dickinson owned $4.0 million of the outstanding principal on our 2021 Senior Notes as of December 31, 2015 and 2014, all of which was acquired from the Original Purchase. During the year ended December 31, 2015 and 2014, $0.3 million of interest on the 2021 Senior Notes was paid to Mr. Dickinson. As of December 31, 2015 and 2014, $0.1 million of interest on the 2021 Senor Notes was accrued to the benefit of the entity controlled by Mr. Dickinson.

As of December 31, 2015, The Cline Trust Company LLC owned $10.0million in principal of our 2021 Senior Notes, all of which was acquired during the year ended December 31, 2015. During the year ended December 31 2015, no interest had been paid to The Cline Trust Company LLC. As of December 31, 2015, $0.3 million of interest on the 2021 Senior Notes was accrued to the benefit of The Cline Trust Company LLC.

Also, Michael Beyer, the former chief executive officer of FELP, who resigned in May 2015, and Drexel Short, a former executive of our predecessor, who retired in March 2014, acquired $3.2 million and $0.5 million, respectively, from the Original Purchase. Mr. Beyer disposed of his 2021 Senior Notes in September of 2015. These former executives were no longer affiliates of the Partnership subsequent to their termination dates. During each of the years ended December 31, 2015 and 2014, $0.3 million of interest was paid to Mr. Beyer and Mr. Short, collectively, while they were affiliates of the Partnership.

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

We may arrange air travel on an individual flight basis with affiliated entities controlled by The Cline Group. These expenses are incurred hourly (at estimated cost), by flight, and are initially paid by The Cline Group and then we reimburse The Cline Group. We also utilize other assets controlled by The Cline Group from time to time and reimburse The Cline Group on a time-incurred basis. For the year ended December 31, 2013, we reimbursed entities controlled by The Cline Group $1.5 million for usage of non-Foresight Energy LP assets. There was no such activity in 2015 or 2014.

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

Transactions with Murray Energy Corporation and its Affiliates

Murray Management Services Agreement

On April 16, 2015, a MSA was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager will provide certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the year ended December 31, 2015 was $4.7 million.

Murray Energy Transport Lease and Overriding Royalty Agreements

On April 16, 2015, American Century Transport LLC (“American Transport”), a newly created subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport will lease to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at the Transport Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport will receive from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease. The total remaining minimum payments under the Transport Lease was $98.7 million at December 31, 2015, with unearned income equal to $37.7 million. The unearned income will be reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. As of December 31, 2015, the outstanding Transport Lease financing receivable was $61.0 million, of which $2.5 million was classified as current in the consolidated balance sheet.

Also, on April 16, 2015, American Century Minerals LLC (“Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement. The payments the Partnership receives with respect to the ORRA will be reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. The total remaining minimum payments under the ORRA was $34.1 million at December 31, 2015, with unearned income equal to $22.3 million. As of December 31, 2015, the outstanding ORRA financing receivable was $11.8 million, of which $0.2 million was classified as current in the consolidated balance sheet.

Other Murray Transactions

During the year ended December 31, 2015, we purchased $3.3 million in equipment, supplies and rebuild services from affiliates of Murray Energy. During the year ended December 31, 2015, our affiliate Coalfield Construction provided $0.2 million in equipment, supplies and rebuild services to affiliates of Murray Energy.

During the year ended December 31, 2015, we purchased $17.4 million in coal from Murray Energy and its affiliates to meet quality specifications under certain customer contracts and we sold $23.1 million of coal to Murray Energy and its affiliates, including Javelin Global Commodities Limited (“Javelin”). Javelin is an international commodities marketing and trading joint venture owned by Murray Energy and E.ON Global Commodities SE.

During the year ended December 31, 2015, Murray Energy transported coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company of $11.0 million. These usage fees were billed to Murray Energy, resulting in no impact to our consolidated statement of operations. The usage of the railway line with this third-party rail company by Murray Energy counts towards the minimum annual throughput volumes with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges. Similarly, during the year ended December 31, 2015, we incurred $0.2 million of transportation fees incurred for shipments under one of Murray Energy’s third-party transloading contracts.

During the year ended December 31, 2015, we earned $0.3 million in other revenues for Murray Energy’s usage of Sitran.

Transactions with our Contract Operators

We operate each mine with a work force that is employed by a contractor that is not under common ownership by us, but is an “affiliate” of us due to our ability to exert control with respect to certain matters. We account for each of these operators as a variable interest entity. Due to the treatment of these contract operators as “variable interest entities,” their assets, liabilities and results of operations are reflected in our consolidated financial statements. For the years ended December 31, 2015 , 2014 and 2013, we paid $0.5 million, $0.5 million and $0.4 million, respectively, in the aggregate, plus reimbursement for actual costs incurred to these affiliated contract operators. See Part I. “Item 1. Business—Employees and Labor Relations” for a detailed description of the agreements governing the relationship with these affiliated contract operators.

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

Director Independence

The information appearing under Part III. “Item 10. Directors, Executive Officers and Corporate Governance of the Managing Partner — Director Independence” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, Ernst and Young, LLP, during the years ended December 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(In Thousands)
Audit fees (1)	$1,363	$814
Audit-related fees (2)	4	70
Tax (3)	4	40
All other fees (4)	—	—
Total	$1,371	$924

(1)

Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, including the audit of internal control over financial reporting, (ii) the reviews of our quarterly reports on Form 10-Q and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters (including the Registration Statements on Form S-1 filed in connection with our initial public offering). The amount recorded as audit fees, including out-of-pocket expenses, are for the current year audit irrespective of the period in which the related services are billed.

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

Item 15. Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2016.

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

Signature	Title	Date

/s/ Robert D. Moore	President, Chief Executive Officer and Director	March 15, 2016
Robert D. Moore

/s/ James T. Murphy	Principal Financial Officer and Chief Accounting Officer	March 15, 2016
James T. Murphy

*	Principal Strategy Officer and Chairman of the Board of Directors	March 15, 2016
Christopher Cline

*	Director	March 15, 2016
G. Nicholas Casey

*	Director	March 15, 2016
Bennett K. Hatfield

*	Director	March 15, 2016
Daniel S. Hermann

*	Director	March 15, 2016
Paul H. Vining

*By:	/s/ Robert D. Moore
Robert D. Moore, Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1

Purchase and Sale Agreement dated as of April 16, 2015 by and between American Century Transport LLC and American Energy Corporation (incorporated by herein reference to Exhibit 2.11 on the Registrant’s Current Report on Form 8-K filed on April 21, 2015 (SEC File No. 001-36503)).

3.1

Certificate of Limited Partnership of Foresight Energy LP (f/k/a Foresight Energy Partners LP) (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2012 (SEC File No. 333-179304)).

3.2	Form of Partnership Agreement of Foresight Energy LP (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (SEC File No. 001-36503)).

4.1	Supplemental Indenture, dated as of September 8, 2014, amount Foresight Energy LP, Foresight Energy LLC, Foresight Energy Finance Corporation and the Bank of New York Mellon Trust Company, N.A.

4.2

Indenture, dated as of August 23, 2013, by and among Foresight Energy LLC, Foresight Energy Finance Corporation, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 on the Registrant’s Draft Registration Statement on Form S-1 filed on February 18, 2014 (SEC File No. 333-179304)).

4.3	Form of Long-Term Phantom Unit Agreement (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (SEC File No. 001-36503)).

4.4	Form of Unit Award Agreement (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (SEC File No. 001-36503)).

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
10.7

Second Amendment to the Sugar Camp Credit Agreement and First Amendment to Foresight Guarantee, dated as of August 4, 2010, by and among Sugar Camp Energy LLC, Crédit Agricole Corporate and Investment Bank (formerly known as Calyon New York Branch), as Administrative Agent, and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme (formerly known as Calyon Deutschland Niederlassung Einer Französischen Societé Anonyme), as Hermes Agent (incorporated herein by reference to Exhibit 10.7 on the Registrant’s Draft Registration Statement on Form S-1 filed on February 18, 2014 (SEC File No. 333-

179304)).

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

Exhibit Number	Description of Documents
10.78

Receivables Financing Agreement dated January 13, 2015 between Foresight Receivables LLC, as Borrower, PNC Bank, National Association, as LC Bank and Administrative Agent, and Foresight Energy LLC, as initial Servicer (incorporated by herein reference to Exhibit 10.79 on the Registrant’s Current Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.79

Purchase and Sale Agreement dated as of January 13, 2015 between various entities listed on schedule I hereto, as Originators, Foresight Energy LLC, as Servicer, and Foresight Receivables LLC, as Buyer (incorporated by herein reference to Exhibit 10.79 on the Registrant’s Current Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.80

Foresight Energy LP Long-term Incentive Plan – Form of Unit Award Agreement (with Transfer Restrictions) (incorporated by herein reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on February 10, 2015 (SEC File No. 001-36503)).

10.81

Foresight Energy LP Long-term Incentive Plan – Form of Subordinated Unit Award Agreement (with Transfer Restrictions) (incorporated by herein reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on February 10, 2015 (SEC File No. 001-36503)).

10.82

Performance Guaranty between Foresight Energy LP and PNC Bank, National Association dated January 13, 2015 (incorporated by herein reference to Exhibit 10.80 on the Registrant’s Current Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.83

First Amendment to Foresight Energy LP Long-Term Incentive Plan dated February 6, 2015 (incorporated by herein reference to Exhibit 10.81 on the Registrant’s Current Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.84

Incremental Amendment, dated as of May 27, 2015 to the Credit Agreement between Foresight Energy LLC and certain subsidiaries of the Borrower (incorporated by herein reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on June 2, 2015 (SEC File No. 001-36503)).

21.1	List of Subsidiaries of Foresight Energy LP

23.1	Consent of Independent Registered Public Accounting Firm for Foresight Energy LP

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosures

101	Interactive Data File (Form 10-K for the year ended December 31, 2015 filed in XBRL)