Form 10-Q
period 2016-03-31
Foresight Energy LP
filed 2016-05-10
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the registrant had 66,096,093 common units and 64,954,691 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$16,220	$17,538
Accounts receivable	44,423	61,325
Due from affiliates	4,130	16,615
Financing receivables - affiliate	2,741	2,689
Inventories, net	65,197	50,652
Prepaid expenses	6,468	5,498
Prepaid royalties	4,068	5,386
Deferred longwall costs	17,628	18,476
Coal derivative assets	24,195	26,596
Other current assets	7,981	5,565
Total current assets	193,051	210,340
Property, plant, equipment and development, net	1,397,215	1,433,193
Due from affiliates	1,843	2,691
Financing receivables - affiliate	69,434	70,139
Prepaid royalties	70,727	70,300
Coal derivative assets	16,645	22,027
Other assets	14,091	12,493
Total assets	$1,763,006	$1,821,183
Liabilities and partners’ (deficit) capital
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,404,874	$1,434,566
Accrued interest	37,343	24,574
Accounts payable	51,953	55,192
Accrued expenses and other current liabilities	34,433	35,825
Due to affiliates	8,267	8,536
Total current liabilities	1,536,870	1,558,693
Sale-leaseback financing arrangements	193,434	193,434
Asset retirement obligations	44,041	43,277
Other long-term liabilities	6,656	6,896
Total liabilities	1,781,001	1,802,300
Limited partners' capital (deficit):
Common unitholders (65,193 and 65,192 units outstanding as of March 31, 2016 and December 31, 2015, respectively)	170,169	186,660
Subordinated unitholders (64,955 units outstanding as of March 31, 2016 and December 31, 2015)	(186,469)	(166,061)
Total limited partners' (deficit) capital	(16,300)	20,599
Noncontrolling interests	(1,695)	(1,716)
Total partners' (deficit) capital	(17,995)	18,883
Total liabilities and partners' (deficit) capital	$1,763,006	$1,821,183

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands, Except per Unit Data)
Revenues
Coal sales	$163,097	$238,915
Other revenues	2,988	—
Total revenues	166,085	238,915

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	89,177	110,588
Cost of coal purchased	550	106
Transportation	25,798	47,359
Depreciation, depletion and amortization	36,417	38,818
Accretion on asset retirement obligations	844	567
Selling, general and administrative	5,719	14,466
Transition and reorganization costs	5,940	—
Loss (gain) on commodity derivative contracts	523	(29,067)
Other operating income, net	(88)	(13,979)
Operating income	1,205	70,057
Other expenses:
Interest expense, net	32,995	27,341
Debt restructuring costs	9,710	—
Loss on extinguishment of debt	107	—
Net (loss) income	(41,607)	42,716
Less: net income attributable to noncontrolling interests	97	410
Net (loss) income attributable to controlling interests	(41,704)	42,306
Less: net income attributable to predecessor equity	—	23
Net (loss) income attributable to limited partner units	$(41,704)	$42,283

Net (loss) income available to limited partner units - basic and diluted:
Common unitholders	$(20,890)	$21,158
Subordinated unitholders	$(20,814)	$21,125

Net (loss) income per limited partner unit - basic and diluted:
Common unitholders	$(0.32)	$0.33
Subordinated unitholders	$(0.32)	$0.33

Weighted average limited partner units outstanding - basic and diluted:
Common units	65,193	64,971
Subordinated units	64,955	64,871

Distributions declared per limited partner unit	$—	$0.36

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit)

	Limited Partners
	Common	Number of	Subordinated	Number of	Noncontrolling	Total Partners'
	Unitholders	Common Units	Unitholders	Subordinated Units	Interests	Capital (Deficit)
	(In Thousands, Except Unit Data)
Balance at January 1, 2016	$186,660	65,192,389	$(166,061)	64,954,691	$(1,716)	$18,883
Net (loss) income	(20,890)	—	(20,814)	—	97	(41,607)
Cash distributions	—	—	—	—	(76)	(76)
Capital contributions from Foresight Reserves LP	407	—	406	—	—	813
Equity-based compensation	3,992	—	—	—	—	3,992
Issuance of equity-based awards	—	257	—	—	—	—
Balance at March 31, 2016	$170,169	65,192,646	$(186,469)	64,954,691	$(1,695)	$(17,995)

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Cash flows from operating activities
Net (loss) income	$(41,607)	$42,716
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,417	38,818
Equity-based compensation	3,992	8,231
Unrealized losses (gains) on commodity derivative contracts	389	(22,476)
Transition and reorganization expenses paid by Foresight Reserves (affiliate)	2,000	—
Other	3,299	(1,114)
Changes in operating assets and liabilities:
Accounts receivable	16,902	447
Due from/to affiliates, net	13,064	(3,908)
Inventories	(10,237)	(30,078)
Prepaid expenses and other current assets	(4,247)	(208)
Prepaid royalties	891	(769)
Coal derivative assets and liabilities	6,960	4,714
Accounts payable	(3,239)	(3,501)
Accrued interest	12,769	(10,907)
Accrued expenses and other current liabilities	(695)	(5,056)
Other	(2,436)	(1,790)
Net cash provided by operating activities	34,222	15,119
Cash flows from investing activities
Investment in property, plant, equipment and development	(5,040)	(33,277)
Return of investment on financing arrangements with Murray Energy (affiliate)	653	—
Settlement of certain coal derivatives	—	3,319
Proceeds from sale of equipment	83	—
Net cash used in investing activities	(4,304)	(29,958)
Cash flows from financing activities
Net change in borrowings under revolving credit facility	—	30,000
Net change in borrowings under A/R securitization program	(19,800)	47,500
Payments on other long-term debt and capital lease obligations	(11,097)	(10,860)
Payments on short-term debt	(167)	—
Distributions paid	(76)	(46,970)
Debt issuance costs paid	—	(439)
Other	(96)	(111)
Net cash (used in) provided by financing activities	(31,236)	19,120
Net (decrease) increase in cash and cash equivalents	(1,318)	4,281
Cash and cash equivalents, beginning of period	17,538	26,509
Cash and cash equivalents, end of period	$16,220	$30,790

Supplemental information:
Interest paid, net of amounts capitalized	$18,551	$36,620
Supplemental disclosures of non-cash financing activities:
Non-cash capital contribution from Foresight Reserves LP (affiliate)	$813	$—

See accompanying notes.

Foresight Energy LP

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Nature of Business and Basis of Presentation

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of Foresight Energy LP (“FELP”), Foresight Reserves and a member of management contributed their ownership interests in FELLC to FELP for which they were issued common and subordinated units in FELP. Because this transaction was between entities under common control, the contributed assets and liabilities of FELLC were recorded in the combined consolidated financial statements of FELP at FELLC’s historical cost. FELP has been managed by Foresight Energy GP LLC (“FEGP”) subsequent to the IPO.

During the first quarter of 2015 (the “Contribution Date”), Foresight Reserves and a member of management contributed (through their incentive distribution rights) their 100% equity interest in Sitran LLC (“Sitran”), Adena Resources LLC (“Adena”), Hillsboro Transport LLC (“Hillsboro Transport”) and Akin Energy LLC (“Akin Energy”) to FELP for no consideration (collectively, the “Contributed Companies”). The aggregate net book value of the Contributed Companies on the Contribution Date was $60.6 million. Because Sitran, Akin Energy and FELP were under common control, FELP’s historical results prior to the Contribution Date have been recast to combine the financial position and results of operations of Sitran and Akin Energy. Hillsboro Transport and Adena were consolidated as variable interest entities (“VIEs”) prior to the Contribution Date (see Note 14); therefore, the contribution did not result in a change in reporting entity. The equity values of Sitran and Akin Energy prior to the Contribution Date are included in predecessor equity in the statement of partners’ capital (deficit), and on the Contribution Date, the net book values of these entities were reclassified from predecessor equity to limited partners’ capital. Similarly, the equity values of Hillsboro Transport and Adena were reclassified from noncontrolling interests to limited partners’ capital on the Contribution Date. The controlling interest net income of the Contributed Companies prior to the Contribution Date and the controlling interest net income of FELLC prior to the IPO are included in net income attributable to predecessor equity in the consolidated statements of operations.

On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% noncontrolling economic interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership percentage of the Partnership’s limited partner units (see Note 13).

As used hereafter in this report, the terms “Foresight Energy LP,” “FELP,” the “Partnership,” “we,” “us” or like terms, refer to the combined consolidated results of Foresight Energy LP, the Contributed Companies, and FELLC and its consolidated subsidiaries and affiliates, unless the context otherwise requires or where otherwise indicated. The information presented in this Quarterly Report on Form 10-Q contains, for all periods presented, the combined consolidated financial results of Foresight Energy LP, the Contributed Companies, FELLC, and VIEs for which FELLC or its subsidiaries are the primary beneficiary.

The Partnership operates in a single reportable segment and currently has four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event. In April 2016, we temporarily sealed the entire mine to reduce the oxygen flow paths into the mine. We are uncertain as to when production will resume at this operation. Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern United States, as well as overseas markets. Intercompany transactions, including those between consolidated VIEs, the Contributed Companies, and FELP and its consolidated subsidiaries, are eliminated in consolidation.

The accompanying condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly, the Partnership’s condensed consolidated financial position, results of operations and cash flows for all periods presented. In preparing the condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under U.S. generally accepted accounting principles (“U.S. GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2016.

2. New Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 changes the requirements and analysis required when determining the reporting entity’s need to consolidate an entity, including modifying the evaluation of limited partnership variable interest status, the presumption that a general partner should consolidate a limited partnership and the consolidation criterion applied by a reporting entity involved with variable interest entities. We adopted ASU 2015-02 during the first quarter of 2016 and it did not have an impact on our historical consolidation conclusions.

In April 2015, the FASB issued ASU 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings of a transferred business before the date of a dropdown transaction should not be allocated to the limited partnership and therefore earnings per unit of the limited partners would not change as a result of the dropdown transaction. We adopted ASU 2015-06 during the first quarter of 2016 and it did not have an effect on our condensed consolidated financial statements or related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 on a retrospective basis during the first quarter of 2016. The adoption of ASU 2015-03 did not affect our results of operations or cash flows, but it required us to reclassify the deferred financing costs associated with certain of our long-term debt. We reclassified approximately $15.9 million of our deferred financing costs as of December 31, 2015 to long-term debt and capital lease obligations in our condensed consolidated financial statements to adhere to ASU 2015-03. The debt issuance costs associated with our revolving credit facility and trade AR securitization program continue to be presented as a current asset on the condensed consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, Leases, which contains updated guidance regarding the accounting for leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. The impact of the adoption of ASU 2016-09 has not yet been determined.

No other new accounting pronouncement issued or effective during the fiscal year which was not previously disclosed in our Annual Report on Form 10-K had, or is expected to have, a material impact on our consolidated financial statements or related disclosures.

3. Debt Defaults and Liquidity

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy (see Note 13) constituted a “change of control” under the indenture (the “Indenture”) governing our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015.

Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our other debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under FELLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s receivables securitization program and certain other financing arrangements, including our longwall financing arrangements. The existence of an event of default has prohibited us access to borrowings or other extensions of credit under our revolving credit facility (“Revolving Credit Facility”).

On December 18, 2015, we entered into a forbearance agreement (as amended, the “Notes Forbearance Agreement”) with Wilmington Savings Fund Society, FSB, as successor indenture trustee (the “Trustee”), and certain holders of the 2021 Senior Notes, who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes. Under the Notes Forbearance Agreement, the noteholders and the Trustee agreed to forbear from exercising certain rights and remedies to which they may be entitled in respect of the 2021 Senior Notes or under the Indenture. The Notes Forbearance Agreement has been extended through May 17, 2016, unless extended by the noteholders in their sole discretion. There can be no assurances that the noteholders party thereto will agree to any extension of the Notes Forbearance Agreement or that if such forbearance agreement is terminated early or otherwise expires or terminates pursuant to its terms, that the requisite noteholders under the Indenture will not pursue any and all remedies available to them under the Indenture or otherwise.

On January 27, 2016, we entered into a forbearance agreement in respect of our securitization program (as amended, the “Securitization Forbearance Agreement”), pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through July 15, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Securitization Forbearance Agreement, the receivables facility was amended to permanently reduce commitments to $50.0 million in total, and we may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of: (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables.

We have not entered into forbearance agreements with the lenders under our equipment financing arrangements. Therefore, the lenders under the equipment financing arrangements may exercise any remedies available to them at any time. The remedies available to these lenders include acceleration of the indebtedness owed thereunder and exercising remedies with respect to our collateral securing such indebtedness. There can be no assurances that our creditors will not accelerate the indebtedness under their respective facilities or exercise any rights or remedies to which they are entitled.

We have not paid the $23.6 million of accrued interest owed to holders of the 2021 Senior Notes on February 16, 2016, resulting in an additional event of default. We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes, who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes, and our other creditors. There can be no assurance that these efforts will result in the successful consummation of such restructuring.

We have engaged financial and legal advisors to advise us regarding potential alternatives to address the issues described above. We cannot provide any assurance that a restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors or the failure to extend any forbearance agreement in connection with the related negotiations would have a material adverse effect on our liquidity, financial condition and results of operations. During the three months ended March 31, 2016, we incurred legal and financial advisors fees of $9.7 million related to the above issues, which have been recorded as debt restructuring fees in the condensed consolidated statement of operations. We expect financial and legal advisor fees to continue to be substantial until such time as the above issues are remedied, if at all.

If an agreement on the terms of an out-of-court restructuring is not reached, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation. If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would likely be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our partnership units would be lost and that our unitholders would lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, would receive substantially less than the amount of their claims.

On April 18, 2016, we entered into a Transaction Support Agreement (as amended, the “Lender TSA”), with certain of the lenders (the “Consenting Lenders”) under the Credit Agreement, pursuant to which the Consenting Lenders have agreed, subject to the terms and conditions within the Lender TSA, to support a proposed global restructuring of the Partnership’s indebtedness (the “Restructuring”), including a proposed amendment and restatement (the “Amendment”) of the Credit Agreement. The proposed Amendment is conditioned upon the successful execution of a series of proposed transactions which are the subject of ongoing negotiations amongst the various stakeholders of the Partnership and its affiliates.

The negotiations between the Partnership and its affiliates and the creditors, equityholders and other stakeholders of the Partnership concerning the terms of the proposed Restructuring transactions are ongoing and are not finalized. The Partnership is in active negotiations with the holders of the 2021 Senior Notes but has not reached an agreement with them on the terms of the restructuring, including the terms of the Lender TSA. There can be no assurance that the Partnership will reach an agreement with the noteholders by May 17, 2016 nor can there be any assurance that any of the foregoing parties to whom such Restructuring transactions have been proposed will agree to the terms of any such transactions in accordance with the terms described herein, or if at all. The other creditors and stakeholders of the Partnership and its affiliates who are not party to the Lender TSA have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring and are not bound to take (or refrain from taking) any actions as a result of the execution of the Lender TSA. See Note 19 for additional discussion.

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). Historically, our cash flows from operations and available capacity under our Revolving Credit Facility supported our cash requirements. However, our not having access to borrowings or other extensions of credit under our Revolving Credit Facility is having an adverse effect on our liquidity. Also, the recent losses incurred by the Partnership have had a significant negative impact on our compliance with the financial debt covenants under our Credit Agreement, which are calculated based on the rolling prior four quarters’ financial results. Our Credit Agreement requires that we maintain a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x. As of March 31, 2016, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio were 2.44x and 2.83x, respectively. As such, we are not in compliance with our consolidated net senior secured leverage ratio as of March 31, 2016, which constituted an additional event of default.

Based on the facts and circumstances discussed above, we have classified all of our debt as current liabilities in our condensed consolidated balance sheets, which has created substantial working capital deficiencies. The conditions and circumstances above raise substantial doubt about the Partnership’s ability to continue as a going concern. Our auditor’s opinion in connection with our 2015 consolidated financial statements included a “going concern” uncertainty explanatory paragraph, which has resulted or will result in an additional default and/or event of default (and may in the future result in additional defaults and/or events of default) under the terms of the Credit Agreement, the Indenture governing the 2021 Senior Notes, Foresight Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries, because of requirements in such agreements for the delivery of financial statements without a going concern explanatory paragraph in the auditor opinion and/or cross-default provisions. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

4. Transition and Reorganization Costs

In connection with Murray Energy acquiring an ownership interest in the Partnership and its general partner, we entered into a management services agreement (“MSA”) with Murray American Coal Inc., an affiliate of Murray Energy, with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicate selling, general and administrative expenses (see Note 13). The costs are comprised of retention compensation to certain employees during the transition period and termination benefits to employees whose positions were replaced by Murray Energy employees under the MSA. Transition and reorganization costs were $5.9 million for the three months ended March 31, 2016. Included in transition and reorganization costs for the three months ended March 31, 2016 was $2.0 million of retention compensation expense (which was paid by Foresight Reserves during the current and prior periods and therefore was recorded as a capital contribution during the period of Foresight Reserves payment), $3.7 million of equity-based compensation for the accelerated vesting of certain equity awards, and $0.2 million of other one-time charges related to the Murray Energy transaction.

5. Commodity Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we enter into long-term, fixed price coal supply sales agreements and coal derivative swap contracts.

As of March 31, 2016 and December 31, 2015, we had outstanding coal derivative swap contracts to fix the selling price on 1.0 million tons and 1.1 million tons, respectively. Swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments and expected sales through 2017. The coal derivative contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the condensed consolidated balance sheets (see Note 17).

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. Beginning in 2015, to limit our exposure to diesel fuel price volatility, we entered into swap agreements with financial institutions which provide a fixed price per unit for the volume of purchases being hedged. As of March 31, 2016 and December 31, 2015, we had swap agreements outstanding for 2016 to hedge the variable cash flows related to 0.8 million and 1.0 million gallons, respectively, of diesel fuel. The diesel fuel derivative contracts are accounted for as freestanding derivatives, and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings.

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

A summary of the unrealized and realized (losses) gains recorded on commodity derivative contracts for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In Thousands)
Unrealized (loss) gain on commodity derivative contracts and prior cumulative unrealized gains realized during the period	$(5,642)	$15,782
Realized gain on commodity derivative contracts	5,119	13,285
(Loss) gain on commodity derivative contracts	$(523)	$29,067

We received $3.3 million in proceeds during the three months ended March 31, 2015 from the settlement of derivatives that were reclassified from an operating cash flow activity to an investing activity in the consolidated statement of cash flows because the derivative contracts were settled prior to the expiration of their contractual maturities and prior to the delivery date of the underlying sales contracts.

6. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
Trade accounts receivable	$38,620	$56,013
Other receivables	5,803	5,312
Total accounts receivable	$44,423	$61,325

7. Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
Parts and supplies	$22,555	$24,276
Raw coal	4,997	1,906
Clean coal	37,645	24,470
Total inventories	$65,197	$50,652

8. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
Land, land rights and mineral rights	$99,626	$99,676
Machinery and equipment	1,142,504	1,140,256
Machinery and equipment under capital leases	126,401	126,401
Buildings and structures	248,587	248,946
Development costs	752,641	750,177
Other	9,370	9,369
Property, plant, equipment and development	2,379,129	2,374,825
Less: accumulated depreciation, depletion and amortization	(981,914)	(941,632)
Property, plant, equipment and development, net	$1,397,215	$1,433,193

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
Employee compensation, benefits and payroll taxes	$11,194	$12,393
Taxes other than income	7,284	6,560
Liquidated damages (non-affiliate)	6,745	6,404
Royalties (non-affiliate)	2,889	3,707
Other	6,321	6,761
Total accrued expenses and other current liabilities	$34,433	$35,825

10. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
2021 Senior Notes	$600,000	$600,000
Revolving Credit Facility	352,500	352,500
Term Loan	297,750	297,750
Trade A/R Securitization	21,200	41,000
5.78% longwall financing arrangement	50,423	50,423
5.555% longwall financing arrangement	46,406	51,563
Capital lease obligations	56,770	62,710
Subtotal - Total long-term debt and capital lease obligations principal outstanding	1,425,049	1,455,946
Unamortized deferred financing costs and debt discounts	(20,175)	(21,380)
Total long-term debt and capital lease obligations	1,404,874	1,434,566
Less: current portion	(1,404,874)	(1,434,566)
Non-current portion of long-term debt and capital lease obligations	$—	$—

As discussed in Note 3 and further below, we were, and continue to be as of the filing date of these statements, in default under all of our long-term debt and capital lease obligations as of March 31, 2016 and December 31, 2015, and therefore, all outstanding long-term debt and capital lease obligations are reflected as a current liability in the condensed consolidated balance sheets.

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy constituted a “change of control” under the Indenture governing the 2021 Senior Notes and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015 (see Note 3). On February 16, 2016, we did not pay the $23.6 million accrued interest owed to the holders of the 2021 Senior Notes on such day (or within the 30-day grace period); therefore an additional event of default exists under the Indenture. We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes and our other creditors.

Because of the existence of change of control provisions and cross-default provisions in the Credit Agreement, the unfavorable Delaware Court of Chancery opinion and, consequently, the default under the Indenture discussed above also resulted in events of default under the Credit Agreement. As a result, we have not had access to borrowings or other extensions of credit under our Revolving Credit Facility, which is having an adverse effect on our liquidity.

The Revolving Credit Facility is subject to customary debt covenants, including a consolidated interest coverage ratio and a consolidated net senior secured leverage ratio. As of March 31, 2016, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio were 2.44x and 2.83x, respectively. Our covenants required a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x as of March 31, 2016. As such, we were not in compliance with our consolidated net senior secured leverage ratio as of March 31, 2016, resulting in an additional event of default.

On April 18, 2016, we entered into the Lender TSA with the Consenting Lenders under the Credit Agreement, pursuant to which the Consenting Lenders have agreed, subject to the terms and conditions within the Lender TSA, to support a proposed global restructuring of the Partnership’s indebtedness, including the proposed Amendment of the Credit Agreement. The proposed Amendment is conditioned upon the successful execution of a series of proposed transactions which are the subject of ongoing negotiations amongst the various stakeholders of the Partnership and its affiliates.

The negotiations between the Partnership and its affiliates and the creditors, equityholders and other stakeholders of the Partnership concerning the terms of the proposed Restructuring transactions are ongoing and are not finalized. The Partnership is in active negotiations with the holders of the 2021 Senior Notes but has not reached an agreement with them on the terms of the restructuring, including the terms of the Lender TSA. There can be no assurance that the Partnership will reach an agreement with the noteholders by May 17, 2016 nor can there be any assurance that any of the foregoing parties to whom such Restructuring transactions have been proposed will agree to the terms of any such transactions in accordance with the terms described herein, or if at all. The other creditors and stakeholders of the Partnership and its affiliates who are not party to the Lender TSA have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring and are not bound to take (or refrain from taking) any actions as a result of the execution of the Lender TSA. See Notes 3 and 19 for additional discussion.

In January 2016, we received notice from the administrative agent to the Credit Agreement that borrowings under our Credit Agreement would be subject to the default interest rate, as defined in the Credit Agreement, which has resulted in a 2% increase to our borrowing rates. As of March 31, 2016, the weighted-average interest rate on borrowings under the Revolving Credit Facility was 5.6% and the interest rate on borrowings under the Term Loan was 7.5%. At March 31, 2016, we had $6.5 million outstanding in letters of credit.

In January 2016, we entered into a Securitization Forbearance Agreement pursuant to which the agent and the lenders under the Trade A/R Securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement has been extended through July 15, 2016. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Securitization Forbearance Agreement, the Trade A/R Securitization facility was amended to permanently reduce commitments to $50.0 million in total, and we may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables. Any extensions of credit by the lenders during the forbearance period are at the sole and absolute discretion of the lenders. As a result of the permanent reduction in capacity under this facility, we recorded a loss on extinguishment of debt charge of $0.1 million to write-off a portion of the deferred debt issue costs incurred to obtain this facility. As of March 31, 2016, we are paying the default interest rate of 5.5% on outstanding borrowings under this facility.

11. Sale-Leaseback Financing Arrangements – Affiliate

In 2009, Macoupin sold certain of its coal reserves and rail facilities to WPP, LLC (“WPP”), a subsidiary of Natural Resource Partners, LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. In 2012, Sugar Camp sold certain rail facilities to HOD, LLC (“HOD”), a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. NRP is an affiliated entity to the Partnership (see Note 13). In both transactions, because we had continuing involvement in the assets sold, the transactions were treated as sale-leaseback financing arrangements. Macoupin is currently in dispute with WPP in regards to the application of the recoupment provision of its lease (see Note 18).

As of March 31, 2016, the outstanding principal balance on the Macoupin and Sugar Camp sale-leaseback financing arrangements were $143.5 million and $50.0 million, respectively.

The implied effective interest rate as of March 31, 2016 on the Macoupin sale-leaseback financing arrangement and the Sugar Camp sale-leaseback financing arrangement was 13.9% and 13.2%, respectively. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the condensed consolidated statement of operations could be significant. Interest expense recorded on the Macoupin sale-leaseback was $4.4 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense recorded on the Sugar Camp sale-leaseback was $1.4 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, interest totaling $4.6 million and $2.1 million, respectively, was accrued in the condensed consolidated balance sheets for the Macoupin and Sugar Camp sale-leaseback financing arrangements.

12. Asset Retirement Obligations

The change in the carrying amount of our asset retirement obligations was as follows for the three months ended March 31, 2016:

March 31, 2016
(In Thousands)
Balance at January 1, 2016 (including current portion)	$43,295
Accretion expense	844
Expenditures for reclamation activities	(80)
Balance at March 31, 2016 (including current portion)	44,059
Less: current portion of asset retirement obligations	(18)
Noncurrent portion of asset retirement obligations	$44,041

13. Related-Party Transactions

The chairman of our general partner’s board of directors and the controlling member of Foresight Reserves, Chris Cline, directly and indirectly beneficially owns a 31% and 4% interest in the general and limited partner interests of NRP, respectively. Additionally, Donald R. Holcomb, who served as a director on NRP’s board through April 2016, is the member for the Cline Trust Company LLC, which owns 20.3 million of the Partnership’s common units. We routinely engage in transactions in the normal course of business with NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions include production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements (see Note 11, sale-leaseback financing arrangements are excluded from the discussion and tables below). We also acquire, from time to time, mining equipment from Foresight Reserves and affiliated entities. Also, in connection with the reorganization of the Partnership pursuant to the execution of the MSA, Foresight Reserves paid retention bonuses to certain Partnership employees which were recorded as capital contributions during the period of payment (see Note 4).

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

Murray Management Services Agreement

On April 16, 2015, a MSA was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager will provide certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the three months ended March 31, 2016 was $2.1 million.

Murray Energy Transport Lease and Overriding Royalty Agreements

On April 16, 2015, American Century Transport LLC (“American Transport”), a newly created subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport will lease to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at the Transport Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport will receive from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease. The total remaining minimum payments under the Transport Lease was $97.0 million at March 31, 2016, with unearned income equal to $36.6 million. The unearned income will be reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. As of March 31, 2016, the outstanding Transport Lease financing receivable was $60.4 million, of which $2.6 million was classified as current in the condensed consolidated balance sheet.

Also, on April 16, 2015, American Century Minerals LLC (“Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement. The payments the Partnership receives with respect to the ORRA will be reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. The total remaining minimum payments under the ORRA was $33.6 million at March 31, 2016, with unearned income equal to $21.8 million. As of March 31, 2016, the outstanding ORRA financing receivable was $11.8 million, of which $0.2 million was classified as current in the condensed consolidated balance sheet.

Other Murray Transactions

During the three months ended March 31, 2016, we purchased $0.4 million in equipment, supplies and rebuild services from affiliates of Murray Energy. During the three months ended March 31, 2016, our affiliate, Coalfield Construction, provided $0.3 million in equipment, supplies and rebuild services to affiliates of Murray Energy.

During the three months ended March 31, 2016, we purchased $0.6 million in coal from Murray Energy and its affiliates to meet quality specifications under certain customer contracts.

During the three months ended March 31, 2016, Murray Energy transported coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company of $3.6 million. These usage fees were billed to Murray Energy, resulting in no impact to our condensed consolidated statement of operations. The usage of the railway line with this third-party rail company by Murray Energy counts toward the minimum annual throughput volume requirement with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.

During the three months ended March 31, 2016, we earned $0.5 million in other revenues for Murray Energy’s usage of our Sitran terminal.

2021 Senior Notes

On August 23, 2013, Cline Resource and Development Company (“CRDC”) acquired $16.5 million of outstanding principal amount of our 2021 Senior Notes (the “Original Purchase”). During September and October 2013, CRDC sold the Original Purchase primarily to affiliates, including $8.0 million to Chris Cline, $4.0 million to an entity controlled by John F. Dickinson, a director of our general partner’s board of directors until December 31, 2015, and $3.2 million to Michael Beyer, the former chief executive officer of the Partnership. Additional amounts were acquired independently in 2015 by Chris Cline and The Cline Trust Company LLC, as discussed below.

As of March 31, 2016 and December 31, 2015, Chris Cline owned $44.5 million of the outstanding principal on our 2021 Senior Notes. Chris Cline acquired $8.0 million in principal of the Original Purchase and, during the year ended December 31, 2015, acquired an additional $36.5 million in principal from third parties in open market transactions. During the three months ended March 31, 2016 and 2015, $0 and $0.6 million, respectively, of interest on the 2021 Senior Notes was paid to Chris Cline. As of March 31, 2016 and December 31, 2015, $2.2 million and $1.3 million, respectively, of interest on the 2021 Senior Notes was accrued to the benefit of Chris Cline.

As of March 31, 2016 and December 31, 2015, The Cline Trust Company LLC owned $10.0 million in principal of our 2021 Senior Notes, all of which was acquired during the year ended December 31, 2015. No interest has been paid to The Cline Trust Company LLC. As of March 31, 2016 and December 31, 2015, $0.5 million and $0.3 million of interest on the 2021 Senior Notes was accrued to the benefit of The Cline Trust Company LLC.

The entity controlled by Mr. Dickinson, who resigned as a director of our general partner’s board of directors on December 31, 2015, owned $4.0 million of the outstanding principal on our 2021 Senior Notes as of December 31, 2015, all of which was acquired from the Original Purchase. During the three months ended March 31, 2015, $0.3 million of interest on the 2021 Senior Notes was paid to Mr. Dickinson. As of December 31, 2015, $0.1 million of interest on the 2021 Senor Notes was accrued to the benefit of the entity controlled by Mr. Dickinson.

Also, Michael Beyer, who resigned in May 2015, acquired $3.2 million in principal from the Original Purchase. Mr. Beyer disposed of his 2021 Senior Notes in September of 2015. Mr. Beyer was no longer an affiliate of the Partnership subsequent to his termination date. For the three months ended March 31, 2015, $0.3 million in interest was paid to Mr. Beyer.

Mineral Reserve Leases

Our mines have a series of mineral reserve leases with Colt, LLC (“Colt”) and Ruger, LLC (“Ruger”), subsidiaries of Foresight Reserves. Each of these leases have initial terms of 10 years with six renewal periods of five years each, at the election of the lessees, and generally require the lessees to pay the greater of $3.40 per ton or 8.0% of the gross sales price, as defined in the respective agreements, of such coal. We also have overriding royalty agreements with Ruger pursuant to which we pay royalties equal to 8.0% of the gross selling price, as defined in the agreements. Each of these mineral reserve leases generally requires a minimum annual royalty payment, which is recoupable only against actual production royalties from future tons mined during the period of 10 years following the date on which any such royalty is paid.

We also lease mineral reserves under lease agreements with subsidiaries of NRP, including WPP, HOD, and Independence Energy, LLC (“Independence”). The initial terms of these agreements vary, however, and each carries an option by the lessee to extend the leases until all merchantable and mineable coal has been mined and removed. Royalty payments under these arrangements are generally determined based on the greater of a minimum per ton amount (ranging from $2.50 per ton to $5.40 per ton) or a percentage of the gross sales price (generally 8.0% - 9.0%), as defined in the respective agreements. We are also subject under certain of these mineral reserve agreements to overriding royalties and/or wheelage fees. Our mineral reserve leases with NRP subsidiaries generally also require minimum quarterly or annual royalties which are generally recoupable on future tons mined and sold during the preceding five-year period from the excess tonnage royalty payments on a first paid, first recouped basis.

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a mine fire, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $23.6 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement (see Note 18).

As of March 31, 2016 and December 31, 2015, we have established a $43.2 million and $46.3 million reserve, respectively, against contractual prepaid royalties between Hillsboro and WPP given that the recoupment of certain prior minimum royalty payments was improbable given the remaining recoupment period available and forecasted demand for Hillsboro coal based on current and forecasted near-term market conditions. During the three months ended March 31, 2016, the recoupment period of $3.1 million in prepaid royalties between Hillsboro and WPP expired, resulting in the write-off of the prepaid royalty and the corresponding reserve. We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, assessing mine production plans, sales commitments, current and forecasted future coal market conditions, and remaining years available for recoupment.

Convent Marine Terminal Amendment

In August 2011, an affiliated company owned by Foresight Reserves acquired the IC RailMarine Terminal in Convent, Louisiana. This terminal, commonly referred to as the Convent Marine Terminal (“CMT”), is owned by Raven Energy LLC (“Raven”), an entity once controlled and beneficially owned by Christopher Cline. The terminal is designed to ship and receive commodities via rail, river barge and ocean vessel. We have a materials handling and storage agreement for throughput at the terminal under which we pay fees based on the tonnages of coal we move through the terminal, subject to minimum annual take-or-pay volume commitments. Effective May 1, 2015, the Partnership amended its materials handling and storage agreement with Raven to reduce the minimum annual throughput volume at CMT to 5.0 million tons and to extend the duration of the contract by one year to 2022. In August 2015, The Cline Group sold Raven to an entity under which it does not have significant influence; therefore the business activities with Raven are no longer considered affiliate transactions subsequent to the sale date.

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

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	March 31, 2016	December 31, 2015
		(In Thousands)
Foresight Reserves and affiliated entities	Due from affiliates - current	$123	$145
Murray Energy and affiliated entities	Due from affiliates - current	3,923	16,316
NRP and affiliated entities	Due from affiliates - current	84	154
Total		$4,130	$16,615

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$2,741	$2,689
Total		$2,741	$2,689

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$1,843	$2,691
Total		$1,843	$2,691

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$69,434	$70,139
Total		$69,434	$70,139

Foresight Reserves and affiliated entities	Prepaid royalties - current and noncurrent	$67,832	$69,555
NRP and affiliated entities	Prepaid royalties - current and noncurrent	404	—
Total		$68,236	$69,555

Foresight Reserves and affiliated entities	Due to affiliates - current	$2,595	$1,054
Murray Energy and affiliated entities	Due to affiliates - current	3,880	5,020
NRP and affiliated entities	Due to affiliates - current	1,792	2,462
Total		$8,267	$8,536

A summary of certain expenses (income) incurred with affiliated entities is as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In Thousands)
Coal sales – Murray Energy and affiliated entities (1)	$30	$—
Overriding royalty and lease revenues – Murray Energy and affiliated entities (2)	$(2,470)	$—
Terminal revenues - Murray Energy and affiliated entities (2)	$(518)	$—
Royalty expense – NRP and affiliated entities (3)	$2,843	$9,006
Royalty expense – Foresight Reserves and affiliated entities (3)	$3,447	$2,630
Loadout services – NRP and affiliated entities (3)	$1,723	$2,325
Purchased goods and services – Murray Energy and affiliated entities (4)	$392	$—
Purchased coal - Murray Energy and affiliated entities (5)	$550	$—
Terminal fees – Foresight Reserves and affiliated entities (6)	$—	$9,264
Management services – Murray Energy and affiliated entities (7)	$2,078	$—
Administrative fee income – Foresight Reserves and affiliated entities (8)	$—	$(47)

Principal location in the condensed consolidated financial statements:

(1) – Coal sales

(2) – Other revenues

(3) – Cost of coal produced (excluding depreciation, depletion and amortization)

(4) – Cost of coal produced (excluding depreciation, depletion and amortization) and property, plant and equipment, as applicable

(5) – Cost of coal purchased

(6) – Transportation

(7) – Selling, general and administrative

(8) – Other operating income, net

We also purchased $2.1 million and $4.3 million in mining supplies from an affiliated joint venture under a supply agreement during the three months ended March 31, 2016 and 2015, respectively (see Note 14).

14. Variable Interest Entities (VIEs)

Our financial statements include VIEs for which the Partnership or one of its subsidiaries is the primary beneficiary. Among those VIEs consolidated by the Partnership and its subsidiaries are Mach Mining, LLC; M-Class Mining, LLC; MaRyan Mining LLC; Patton Mining LLC; Viking Mining LLC; Coal Field Construction Company LLC; Coal Field Repair Services LLC; and LD Labor Company LLC (collectively, the “Contractor VIEs”). Each of the Contractor VIEs holds a contract to provide one or more of the following services to a Partnership subsidiary: contract mining, processing and loading services, or construction and maintenance services. Each of the Contractor VIEs generally receives a nominal per ton fee ($0.01 to $0.02 per ton) above its cost of operations as compensation for services performed. All of these entities were determined not to have sufficient equity at risk and are therefore VIEs. The Partnership was determined to be the primary beneficiary of each of these entities given it controls these entities under a contractual cost-plus arrangement. During each of the three months ended March 31, 2016 and 2015, in aggregate, the Contractor VIEs earned income of $0.1 million under the contractual arrangements with the Partnership which was recorded as net income attributable to noncontrolling interests in the condensed consolidated statements of operations.

In January 2016, we contributed $2.5 million to a new entity, Foresight Surety LLC (“Foresight Surety”), whose purpose was to obtain and maintain a letter of credit for the benefit of one of our surety bond providers. We hold all of the economic units of Foresight Surety and a professional service provider with which we have had a long-standing relationship holds all of the voting rights in Foresight Surety. Foresight Surety is a VIE given that the holder of all of the economic rights has no ability to exercise power over it. We were determined to be the primary beneficiary of Foresight Surety, and therefore consolidate Foresight Surety, as the professional service provider with all of the voting rights was determined to be acting as our de facto agent and therefore we would aggregate voting power. In February 2016, Foresight Surety obtained a $2.5 million letter of credit with a lender for the benefit of one of our surety bond providers. The letter of credit is secured by the $2.5 million of cash we contributed to Foresight Surety.

On August 23, 2013, FELLC effected a reorganization pursuant to which certain transportation assets were distributed to its members (the “2013 Reorganization”). Among the assets distributed were Adena and Hillsboro Transport. Subsequent to the 2013 Reorganization, both of these entities were identified as VIEs and continued to be consolidated by FELLC. During the first quarter of 2015, Adena and Hillsboro Transport were contributed to the Partnership by Foresight Reserves and a member of management and are therefore no longer consolidated as VIEs (see Note 1).

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

	March 31, 2016	December 31, 2015
	(In Thousands)
Assets:
Current assets (1)	$3,743	$4,933
Long-term assets	2,500	—
Total assets (1)	$6,243	$4,933

Liabilities:
Current liabilities	$13,798	$12,835
Long-term liabilities	2,715	2,955
Total liabilities	$16,513	$15,790

(1)– Includes cash and cash equivalents of $2,980 and $4,332 as of March 31, 2016 and December 31, 2015, respectively.

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

15. Equity-Based Compensation

Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan ("LTIP") for employees, directors, officers and certain key third-parties (collectively, the "Participants") which allows for the issuance of equity-based compensation. The LTIP awards granted thus far are phantom units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive FELP units. The board of directors of FEGP authorized 7.0 million common units to be granted under the LTIP, with 6.2 million remaining units available for issuance as of March 31, 2016.

Our equity-based compensation expense, net of estimated forfeitures, was $4.0 million and $8.2 million during the three months ended March 31, 2016 and 2015, respectively. Included in the selling, general and administrative expense for the three months ended March 31, 2015 was $7.1 million of stock compensation expense for 215,954 common units and 215,796 subordinated units issued to the former chief executive officer of the Partnership which were fully-vested on the date of grant. Approximately 92.6% of the Partnership's equity-based compensation during the three months ended March 31, 2016 was reported in the condensed consolidated statement of operations as transition and reorganization costs, 1.3% as selling, general and administrative expenses and the remaining 6.1% recorded as cost of coal produced. All non-vested phantom awards include tandem distribution incentive rights, which provide for the right to accrue quarterly cash distributions in an amount equal to the cash distributions the Partnership makes to unitholders during the vesting period and will be settled in cash upon vesting. The Partnership has $0.6 million accrued for this liability as of March 31, 2016. Any distributions accrued to a Participants’ account will be forfeited if the related phantom award fails to vest according to the relevant vesting conditions.

A summary of LTIP award activity for the three months ended March 31, 2016 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested grants at January 1, 2016	1,711,341	$7.21
Granted	-	$-
Vested	(392)	$20.00
Forfeited	-	$-
Non-vested grants at March 31, 2016	1,710,949	$7.21

16. Earnings per Limited Partner Unit

Limited partners’ interest in net (loss) income attributable to the Partnership and basic and diluted earnings per unit reflect net income attributable to the Partnership. We compute earnings per unit (“EPU”) using the two-class method for master limited partnerships as prescribed in ASC 260, Earnings Per Share. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic EPU. In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities. Under the two-class method, EPU is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

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

The following table illustrates the Partnership’s calculation of net (loss) income per common and subordinated unit for the three month periods indicated:

	Three Months Ended March 31,
	2016			2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net (loss) income available to limited partner units	$(20,890)	$(20,814)	$(41,704)	$21,158	$21,125	$42,283

Denominator:
Weighted-average units to calculate basic EPU	65,193	64,955	130,148	64,971	64,871	129,842
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	65,193	64,955	130,148	64,971	64,871	129,842

Basic net (loss) income per unit	$(0.32)	$(0.32)	$(0.32)	$0.33	$0.33	$0.33
Diluted net (loss) income per unit	$(0.32)	$(0.32)	$(0.32)	$0.33	$0.33	$0.33

(1) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended March 31, 2016 and 2015, approximately 1.7 million and 0.7 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation.

17. Fair Value of Financial Instruments

The table below sets forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$40,840	$—	$40,840	$—
Diesel derivative contracts	(773)	—	(773)	—
Total	$40,067	$—	$40,067	$—

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$48,623	$—	$48,623	$—
Diesel derivative contracts	(1,029)	—	(1,029)	—
Total	$47,594	$—	$47,594	$—

The Partnership’s commodity derivative contracts are valued based on direct broker quotes and corroborated with market pricing data.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, are as follows:

	Fair Value at March 31, 2016
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$24,195	$16,645	$—	$—
Diesel derivative contracts	—	—	(773)	—
Total	$24,195	$16,645	$(773)	$—

	Fair Value at December 31, 2015
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$26,596	$22,027	$—	$—
Diesel derivative contracts	—	—	(1,029)	—
Total	$26,596	$22,027	$(1,029)	$—

During the three months ended March 31, 2016 and 2015, there were no assets or liabilities that were transferred between Level 1 and Level 2 nor did the Partnership have any Level 3 assets or liabilities measured at fair value during these periods.

Long-Term Debt

The fair value of long-term debt as of March 31, 2016 and December 31, 2015 was $1,072.5 million and $1,244.3 million, respectively. The fair value of long-term debt was calculated based on the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. This is considered a Level 3 fair value measurement.

18. Contingencies

In May 2015, the trustee for the holders of our 2021 Senior Notes filed suit in the Delaware Court of Chancery against the issuers and guarantors of the 2021 Senior Notes (collectively, the “FE Defendants”) alleging that Murray Energy’s acquisition of a 34% interest in FEGP and of an option to purchase an additional 46% interest in FEGP triggered a change of control of the 2021 Senior Notes pursuant to its Indenture, thereby requiring the FE Defendants to make an offer to purchase the 2021 Senior Notes at 101% of the principal amount tendered plus any accrued and unpaid interest thereon. On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion granting the trustee’s motion for judgment on the pleadings and denying the FE Defendants’ motion for judgment on the pleadings. In its memorandum opinion, the Delaware Court of Chancery ruled, in part, that Murray Energy’s acquisition constituted a change of control under the terms of the Indenture, and that the FE Defendants had breached the Indenture by not making an offer to purchase the 2021 Senior Notes. The Delaware Court of Chancery thereafter denied the FE Defendants’ motion for reargument. On January 7, 2016, at the parties’ joint request, the Delaware Court of Chancery entered an order staying further proceedings until January 18, 2016. Through subsequent orders, the stay has been extended through May 17, 2016. As a result of the Delaware Court of Chancery’s memorandum opinion, we are in default of the Indenture as well as all of our other long-term debt and capital lease obligations because of either a similar change of control provision or cross-default provisions within these agreements. See Notes 3, 10 and 19 for additional discussion on the ramifications of this memorandum opinion.

In January 2016, certain plaintiffs filed suit against us in the United States District Court for the Central District of Illinois Springfield Division under the Worker Adjustment and Retraining Notification Act (the “WARN Act”) claiming that they were terminated without cause on or about January 2016. While we believe that the terminations were properly conducted under the WARN Act, should our position not prevail, we would be responsible for funding back pay and lost wages of approximately $2.0 million.

In January 2016, WPP sent a demand letter to Macoupin claiming it had misapplied the royalty recoupment provision involving a coal mining lease and a rail infrastructure lease resulting in underpayments of $3.3 million. In April 2016, WPP and HOD filed a complaint in the Circuit Court of Macoupin County, Illinois. We do not believe that the royalty recoupment provision was misapplied. While we believe that the language of the agreements and the parties’ course of performance thereunder support Macoupin’s position, should we not prevail, we would be responsible for paying WPP for any recoupment taken that is found to contravene the language of the agreements.

In July 2015, we provided notice to WPP, a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event. As a result of the force majeure event, as of March 31, 2016, we have not made $23.6 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. On November 24, 2015, WPP filed a Complaint in the Circuit Court of Montgomery County, Illinois, alleging that (i) the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement, (ii) Hillsboro’s reliance on the force majeure language is a breach of the royalty agreement and (iii) WPP was fraudulently induced by Hillsboro to enter into the royalty agreement in the first instance. WPP seeks an award of punitive damages and attorneys’ fees under its fraud claim. While we believe this is a force majeure event, as contemplated by the royalty agreement, and that the fraud claim is without merit, should we not prevail, we would be responsible for funding any minimum deficiency payment amounts during the shutdown period to WPP and potentially additional fees.

In January 2014, the Illinois Environmental Protection Agency (the “IEPA”) issued Sugar Camp a violation notice regarding construction of an underground injection well without issuance of an appropriate permit (“January Notice”). On December 31, 2015, the IEPA completed its draft permit for the operation of the UIC wells at issue, and the public comment period ended February 1, 2016. During the interim period, Sugar Camp has operated and continues to operate the injection wells under a temporary permit issued by IEPA. Sugar Camp, IEPA, and the Illinois Attorney General agreed to a settlement of the January Notice in March 2016, and they have collectively asked the Pollution Control Board to approve the settlement, which entails payment of an immaterial civil penalty but notes that Sugar Camp does not admit to the violation.

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

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of March 31, 2016, we have $2.2 million accrued, in aggregate, for various litigation matters.

Performance Bonds

We had outstanding surety bonds with third parties of $80.0 million as of March 31, 2016 to secure reclamation and other performance commitments. In February 2016, we were required to post cash collateral of $2.5 million to our surety bond provider.

19. Subsequent Events

Subsequent events described elsewhere in Notes 1, 3, 10 and 18.

Transaction Support Agreement with Consenting Lenders

On April 18, 2016, we entered into the Lender TSA with Consenting Lenders under the Credit Agreement, pursuant to which the Consenting Lenders have agreed, subject to the terms and conditions within the Lender TSA, to support a proposed global restructuring of the Partnership’s indebtedness, including a proposed Amendment of the Credit Agreement. The proposed Amendment is conditioned upon the successful execution of a series of proposed transactions which are the subject of ongoing negotiations amongst the various stakeholders of the Partnership and its affiliates. The principal terms of the proposed Amendment are as follows:

●

(i) a $75.0 million reduction in aggregate lender commitments under the revolving credit facility upon the effectiveness of the Amendment (with an additional $25.0 million reduction to occur on December 31, 2016); (ii) a 1.00% increase in the interest rates applicable to borrowings under the Credit Agreement; (iii) implementation of an “excess cash flow sweep” provision (to be applicable in the second half of 2016 and in 2017), requiring prepayment of the term loans thereunder with 50% of “excess cash flow” (to be defined in a manner consistent with the existing Credit Agreement definition, subject to any mutually agreed upon modifications); (iv) modification of the consolidated interest coverage ratio and senior secured leverage ratio financial covenants to make such covenants applicable to both the term loan facility and the revolving credit facility (instead of only the revolving credit facility); (v) modification of the senior secured leverage ratio applicable to the financial maintenance covenant to be as follows: (a) 3.8 to 1 through the end of 2016; (b) 4.0 to 1 during 2017; (c) 3.8 to 1 during 2018; (d) 3.5 to 1 during 2019; and (e) 3.25 to 1 during 2020; (vi) the prohibition of certain restricted payments in 2016, 2017 and the first six months of 2018 (or such later date as the revolving credit facility is refinanced) (subject to limited tax-related exceptions in 2017 and thereafter); (vii) implementation of an “anti-hoarding” covenant, prohibiting borrowings under the revolving credit facility (other than letters of credit) when FELLC’s unrestricted cash exceeds $35.0 million; (viii) other modifications to the Credit Agreement for the purpose of implementing the other transactions contemplated in the proposed Restructuring; and (ix) other modifications to the covenants, representations and warranties, events of default and other provisions of the Credit Agreement described in the amendment term sheet;

●

FELLC has agreed to pay each Consenting Lender, on the effective date of the proposed Amendment, an amendment fee in an aggregate amount (after giving effect to transactions contemplated in the proposed Restructuring) equal to 1.00% of the aggregate amount of revolving credit facility commitments of, and, without duplication, 1.00% of all loans, including term loans, owed to, such Consenting Lender under the Credit Agreement at such date (after giving effect to the revolving credit facility reduction).

Under the Lender TSA, we have also agreed to seek to enter into a transaction support agreement or similar agreement with holders of at least 66.67% of the principal amount of the 2021 Senior Notes in support of the transactions contemplated in the proposed Restructuring on or before May 17, 2016.

The Consenting Lenders have agreed that as of the effective date of the Amendment of the Credit Agreement, the Consenting Lenders will waive all defaults and events of default under the Credit Agreement continuing immediately prior to the consummation of the Restructuring (except any payment-related defaults or events of default). However, the Lender TSA is subject to termination under numerous provisions as defined in the Lender TSA, including, but not limited to: (i) mutual consent of the parties; (ii) the commencement of a Partnership voluntary or involuntary bankruptcy (iii) failure to consummate the transactions contemplated by the Lender TSA on or before July 15, 2016 or, in any case, by an outside date of November 4, 2016; (iv) the Partnership’s proposal or support of a proposal to pursue an alternative restructuring; (v) the Partnership failing to enter into a transaction support agreement or similar agreement with holders of at least 66.67% of the principal amount of the 2021 Senior Notes on or before May 17, 2016; (vi) the termination or expiration of the other lender forbearance agreements or the termination or expiration of any other transaction support agreement or similar agreement entered into by the Partnership in support of the Restructuring; (vii) any deviation from the material terms of the transactions contemplated by the Lender TSA in any definitive document for the Restructuring that is adverse to the Consenting Lenders or a material breach by the Partnership of the Lender TSA that is not cured; and (viii) the occurrence of an Event of Default under the Credit Agreement (other than a payment default or in respect of financial covenants). Certain of the foregoing termination events may be waived or modified by a majority of the Consenting Lenders; other termination events, including the outside date of November 4, 2016, may not be waived or modified without the consent of each Consenting Lender.

Terms of the Proposed Restructuring.

The proposed Restructuring consists of a series of proposed transactions which are the subject of ongoing negotiations amongst the various stakeholders of the Partnership and its affiliates, including the following proposed transactions:

●	The proposed Amendment to the Credit Agreement described above;
●

The proposed purchase by investors in Foresight Reserves of up to $106 million aggregate principal amount of outstanding 2021 Senior Notes currently held by non-affiliates of the Partnership, in a cash tender offer at a price equal to 100% of the principal amount thereof;

●

The proposed exchange (the “2021 Senior Notes Exchange”) of the outstanding 2021 Senior Notes for: (i) up to $300 million aggregate principal amount of second-lien senior convertible PIK notes (with a maturity date of April 7, 2017 and a 15.0% per annum PIK coupon); and (ii) up to $300 million aggregate principal amount of second-lien senior secured notes due August 2021 (with a 9.0% per annum cash coupon for the first two years, a 10.0% per annum cash coupon thereafter plus, in each case, an additional 1.0% per annum PIK coupon), plus an additional principal amount resulting from the capitalization of accrued and unpaid interest on the 2021Senior Notes. Up to $180 million in aggregate principal amount of the second-lien senior convertible PIK notes would be issued to the Partnership’s principal equityholders in exchange for 2021 Senior Notes held (or purchased from other holders of the 2021 Senior Notes in the tender offer described above) by such equityholders. The Partnership’s current proposal to the noteholders contemplates that 2021 Senior Notes held by the Partnership’s principal equityholders in excess of $180 million would be exchanged for second-lien secured notes by August 2021.

●

The Partnership’s current proposal to the noteholders contemplates that each class of proposed new notes would have covenants and events of default substantially similar to the 2021 Senior Notes (subject to revisions to implement the second-lien nature of such notes). The second-lien senior convertible PIK notes, if not redeemed under certain circumstances by their maturity date, would convert into 75% of the fully diluted equity of the Partnership (in the form of common units). If the second-lien senior convertible PIK notes are redeemed under certain circumstances by their maturity date, the Partnership would issue warrants to purchase up to 7.5% of the Partnership’s common equity (in the form of common units);

●	The proposed execution of a new intercreditor agreement among the first-lien creditors and the proposed new second-lien creditors;

●	The proposed execution of one or more release agreements among the Partnership, its principal equityholders and holders of the 2021 Senior Notes;
●

Certain proposed operational and corporate governance changes, including the appointment of a Chief Financial Officer of the Partnership’s general partner that is not affiliated with its significant equityholders, the appointment of a board observer mutually agreed upon by the holders of the 2021 Senior Notes and the Partnership and the establishment of a “Synergy and Conflicts Committee” tasked with review and oversight of affiliate transactions; and

●

Proposed modifications or amendments to the Partnership’s other operational and financing documents, including equipment financings, as may be necessary to address existing defaults and/or events of default and permit the other proposed Restructuring transactions.

The negotiations between the Partnership and its affiliates and the creditors, equityholders and other stakeholders of the Partnership concerning the terms of the proposed Restructuring transactions are ongoing and are not finalized. The Partnership is in active negotiations with the holders of the 2021 Senior Notes but has not reached an agreement with them on the terms of the restructuring, including the terms set forth above. There can be no assurance that the Partnership will reach an agreement with the noteholders by May 17, 2016, or at all. Accordingly, there can be no assurances that any of the foregoing parties to whom such Restructuring transactions have been proposed will agree to the terms of any such transactions in accordance with the terms described herein, if at all. The other creditors and stakeholders of the Partnership and its affiliates who are not party to the Lender TSA have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring nor are they bound to take (or refrain from taking) any actions as a result of the execution of the Lender TSA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the notes thereto included elsewhere in this report. This discussion may contain statements about our business, operations and industry that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations as of the filing date of this report. Our future results and financial condition and our ability to pay distributions may differ materially from those we currently anticipate as a result of various factors. Among those factors that could cause actual results to differ materially are the following:

•	Any adverse effects from our current debt default, including a bankruptcy filing;
•	The market price for coal;
•	The supply of, and demand for, domestic and foreign coal;
•	Competition from other coal suppliers;
•	The cost of using, and the availability of, other fuels, including the effects of technological developments;
•	Advances in power technologies;
•	The efficiency of our mines;
•	The amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;
•	The pricing terms contained in our long-term contracts;
•	Cancellation or renegotiation of contracts;
•	Legislative, regulatory and judicial developments, including those related to the release of greenhouse gases;
•	The strength of the U.S. dollar;

•	Air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;
•	Delays in the receipt of, failure to receive, or revocation of, necessary government permits;
•	Inclement or hazardous weather conditions and natural disasters;
•	Availability and cost or interruption of fuel, equipment and other supplies;
•	Transportation costs;
•	Availability of transportation infrastructure, including flooding and railroad derailments;
•	Cost and availability of our contract miners;
•	Availability of skilled employees; and
•	Work stoppages or other labor difficulties.

The above factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2016.

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

The financial results include the combined financial position, results of operations and cash flows of FELP and FELLC and its subsidiaries for all periods presented. In this Item 2, all references to “FELP,” the “Partnership,” “we,” “us,” and “our” refer to the combined results of FELP and FELLC and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

We control over 3 billion tons of coal reserves, almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with four underground mining complexes in the Illinois Basin: Williamson, Sugar Camp and Hillsboro, all three of which are longwall operations, and Macoupin, which is a continuous miner operation. The Williamson and Hillsboro complexes are each operating with one longwall system and Sugar Camp is operating with two longwall mining systems. Mining operations at our Hillsboro complex have been idle since March 2015 due to a combustion event. In April 2016, we temporarily sealed the entire mine to reduce the oxygen flow paths into the mine. We are uncertain as to when production will resume at this operation.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern United States and internationally (primarily in Europe). We generally sell a majority of our coal to customers at delivery points other than our mines, including, but not limited to, river terminals on the Ohio and Mississippi Rivers and at two ports near New Orleans. In February 2015, Foresight Reserves contributed to us the Sitran terminal, a barge-loading river terminal on the Ohio River.

Debt Defaults

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy constituted a “change of control” under the Indenture governing our 2021 Senior Notes and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015. Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our other debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under each of our other long-term debt and capital lease obligations.

As a result of the event of default triggered by the Delaware Court of Chancery memorandum opinion, we have not had access to borrowings or other extensions of credit under our Revolving Credit Facility (as defined below), which has negatively impacted our liquidity. As such, we have not paid the $23.6 million of interest owed to holders of the 2021 Senior Notes, resulting in an additional event of default. Also, our recent losses have had a significant negative impact on our compliance with the financial debt covenants under our Credit Agreement, which are calculated on the rolling prior four quarters financial results. As of March 31, 2016, our covenants required a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x. As of March 31, 2016, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio were 2.44x and 2.83x, respectively. As such, we are not in compliance with our consolidated net senior secured leverage ratio as of March 31, 2016, which constitutes an additional event of default.

Furthermore, our auditor’s opinion in connection with our 2015 consolidated financial statements includes an explanatory paragraph regarding the uncertainty of the Partnership’s ability to continue as a “going concern,” which has resulted or will result in an additional default and/or event of default (and may in the future result in additional defaults and/or events of default) under the terms of the Credit Agreement, the Indenture governing the 2021 Senior Notes, Foresight Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries, because of requirements in such agreements for the delivery of financial statements without a going concern explanatory paragraph in the auditor opinion and/or cross-default provisions.

We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes, who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes and our other creditors. There can be no assurance that these efforts will result in the successful consummation of such restructuring. We have entered into forbearance agreements with such noteholders and the lenders to our accounts receivable securitization program to forbear from exercising certain rights and remedies to which they may be entitled until May 17, 2016 and July 15, 2016, respectively. We have not entered into forbearance agreements with the lenders under our other longwall equipment financing arrangements. Therefore, these lenders may exercise any remedies available to them at any time, including the acceleration of the indebtedness owed thereunder and exercising remedies with respect to our collateral securing such indebtedness.

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

On April 18, 2016, we entered into a Transaction Support Agreement (as amended, the “Lender TSA”), with certain of the lenders (the “Consenting Lenders”) under the Credit Agreement, pursuant to which the Consenting Lenders have agreed, subject to the terms and conditions within the Lender TSA, to support a proposed global restructuring of the Partnership’s indebtedness (the “Restructuring”), including a proposed amendment and restatement (the “Amendment”) of the Credit Agreement. The proposed Amendment is conditioned upon the successful execution of a series of proposed transactions which are the subject of ongoing negotiations amongst the various stakeholders of the Partnership and its affiliates.

The negotiations between the Partnership and its affiliates and the creditors, equityholders and other stakeholders of the Partnership concerning the terms of the proposed Restructuring transactions are ongoing and are not finalized. The Partnership is in active negotiations with the holders of the 2021 Senior Notes but has not reached an agreement with them on the terms of the restructuring, including the terms of the Lender TSA. There can be no assurance that the Partnership will reach an agreement with the noteholders by May 17, 2016 nor can there be any assurance that any of the foregoing parties to whom such Restructuring transactions have been proposed will agree to the terms of any such transactions in accordance with the terms described herein, or if at all. The other creditors and stakeholders of the Partnership and its affiliates who are not party to the Lender TSA have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring and are not bound to take (or refrain from taking) any actions as a result of the execution of the Lender TSA. See “Item 1. Financial Statements – Note 19. Subsequent Events” for additional discussion.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Coal Sales. The following table summarizes coal sales information during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Coal sales	$163,097	$238,915	$(75,818)	-31.7%
Tons sold	3,754	5,101	(1,347)	-26.4%
Coal sales realization per ton sold(1)	$43.45	$46.84	$(3.39)	-7.2%
Netback to mine realization per ton sold(2)	$36.57	$37.55	$(0.98)	-2.6%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decline in coal sales revenue from the prior year period was due to a decline in coal sales volumes of 1.3 million tons and a decrease in coal sales realization per ton sold of $3.39. The decline in coal sales volumes was attributed to difficult coal market conditions driven by oversupply in the market, continued low natural gas prices and the mild weather. Our coal sales realization per ton sold decreased from the prior year period due to a lower mix of international sales during the current year quarter and a decline in realization per ton on both our domestic and international sales. The decline in tons sold to the international market resulted in a corresponding decline in transportation expense during the current year, therefore, the netback to mine realization per ton sold decreased to a lesser extent than the coal sales realization per ton sold.

Other Revenues. Other revenues of $3.0 million recorded for the three months ended March 31, 2016 were primarily comprised of overriding royalty and lease revenues earned on the financing agreements entered into with affiliates of Murray Energy in April 2015.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$89,177	$110,588	$(21,411)	-19.4%
Produced tons sold	3,737	5,101	(1,364)	-26.7%
Cash cost per ton sold(1)	$23.86	$21.68	$2.18	10.1%

Tons produced	4,299	6,608	(2,309)	-34.9%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) of $21.4 million during the current quarter was largely due to 1.4 million fewer produced tons sold and a $2.18 per ton increase in cash cost per ton sold. The $2.18 per ton increase in cash cost per ton sold during the three months ended March 31, 2016 was attributed primarily to costs at our Hillsboro and Williamson mines. The direct and indirect costs from the Hillsboro mine fire had a $1.03 unfavorable impact on our cash cost per ton sold during the current year quarter. The higher cash cost per ton sold at our Williamson mine was driven by lower production resulting from a longwall move conducted during the quarter, higher longwall-related costs and a decline in clean coal recovery related to a decrease in coal seam thickness.

Transportation. Our cost of transportation for the three months ended March 31, 2016 decreased $21.6 million primarily due to lower sales volumes and a $2.41 per ton decrease in the average cost of transportation. The decline in transportation cost per ton was due to a lower percentage of our sales going to international markets during the current year period, partially offset by $4.4 million higher charges for shortfalls on minimum contractual throughput volume requirements.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of 2016 were $5.7 million, representing an $8.7 million decrease from the prior year period. The decline was primarily due to a $7.1 million fully-vested equity award granted to the Partnership’s former chief executive officer during the first quarter of 2015. The remainder of the decline was attributed to the economic benefits of the management services agreement (“MSA”) entered into with Murray Energy in April 2015.

Transition and Reorganization Costs. Transition and reorganization costs were $5.9 million for the three months ended March 31, 2016. As part of the Murray Energy transaction, Foresight entered into the MSA with Murray Energy with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicative selling, general and administrative costs. The costs for the current period are primarily comprised of retention compensation to certain employees during the transition period and termination benefits to employees whose positions were replaced by Murray Energy employees under the MSA. Included in transition and reorganization costs for the three months ended March 31, 2016 was $2.0 million of costs paid by Foresight Reserves which were recorded as capital contributions, $3.7 million of equity-based compensation for the accelerated vesting of certain equity awards, and $0.2 million of other one-time charges related to the Murray Energy transaction.

Loss (Gain) on Commodity Derivative Contracts. We recorded a loss on our commodity derivative contracts of $0.5 million for the three months ended March 31, 2016, compared to a $29.1 million gain for the three months ended March 31, 2015. The variance was attributed to a relatively flat API 2 coal index forward price curve during the three months ended March 31, 2016, as compared to a significant decline in the forward price curve during the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, we realized net gains of $5.1 million and $13.3 million, respectively, on commodity derivative contracts.

Other Operating Income, Net. Other operating income, net decreased $13.9 million from the prior year period primarily due to a $13.5 million favorable legal settlement with Murray Energy during the first quarter of 2015.

Interest Expense, Net. Interest expense, net for the three months ended March 31, 2016 increased $5.7 million from the prior year period due primarily to higher average term loan and revolving credit facility borrowings during the current year period as well as higher interest rates charged on the term loan, revolving credit facility and A/R securitization facility borrowings due to the default interest rates being in effect.

Debt Restructuring Costs. The $9.7 million of debt restructuring costs incurred during the three months ended March 31, 2016 represents legal and other advisor fees incurred as a result of the unfavorable ruling under the 2021 Senior Note bondholder lawsuit, including the negotiations with all of our creditors as a result of the default and the evaluation of our alternatives with respect to the restructuring of our indebtedness.

Adjusted EBITDA. Adjusted EBITDA declined $51.2 million from the prior year period due primarily to lower sales volumes, lower netback to mine realizations per ton sold and the higher cash costs per ton sold during the three months ended March 31, 2016. In addition, Adjusted EBITDA during the prior year period benefited from a favorable $13.5 million legal settlement with Murray Energy. The table below reconciles net (loss) income attributable to controlling interests to Adjusted EBITDA for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Net (loss) income attributable to controlling interests	$(41,704)	$42,306
Interest expense, net	32,995	27,341
Depreciation, depletion and amortization	36,417	38,818
Accretion on asset retirement obligations	844	567
Transition and reorganization costs (excluding amounts included in equity-based compensation below)(1)	2,241	—
Equity-based compensation	3,992	8,231
Unrealized loss (gain) on commodity derivative contracts and prior cumulative unrealized gains realized during the period	5,642	(15,782)
Debt restructuring costs	9,710	—
Loss on extinguishment of debt	107	—
Adjusted EBITDA	$50,244	$101,481

(1)	– Equity-based compensation of $3.7 million was recorded in transition and reorganization costs in the condensed consolidated statement of operations for the three months ended March 31, 2016.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). Historically, our cash flows from operations and available capacity under our Revolving Credit Facility supported our cash requirements. The existence of an event of default has prohibited us access to borrowings or other extensions of credit under our Revolving Credit Facility. While management is focused on the preservation of our liquidity, our not having access to borrowings or other extensions of credit under our Revolving Credit Facility is having an adverse effect on our liquidity. As of March 31, 2016, we had $16.2 million of cash on hand. Our liquidity restraints prohibited our payment of the $23.6 million of interest owed to holders of the 2021 Senior Notes due on February 16, 2016, resulting in an additional event of default. Also, our recent losses have had a significant negative impact on our compliance with the financial debt covenants under our Credit Agreement, which are calculated on the rolling prior four quarters financial results. As of March 31, 2016, our covenants required a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x. As of March 31, 2016, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio were 2.44x and 2.83x, respectively. As such, we are not in compliance with our consolidated net senior secured leverage ratio as of March 31, 2016, which constitutes an additional event of default.

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

Expansion capital expenditures are cash expenditures made to increase, over the long-term, our operating capacity or net income as it exists at such time as the capital expenditures are made. Expansion capital expenditures have declined significantly since early-2015 and no significant expansion capital expenditures are anticipated during 2016. Future longwall development and the associated expansion capital expenditures will be dependent upon several factors, including permitting, demand, access to capital, equipment availability and the committed sales position at our existing mining operations.

Distributions

In light of our debt defaults and current operating results, all distributions to our limited partner unitholders have been suspended. There is no assurance as to future cash distributions since they are dependent upon future earnings, cash flows, compliance with our debt covenants, capital requirements, financial condition and other factors. In addition, both the Credit Agreement and the 2021 Senior Notes carry limitations on restricted payments, which may impact the timing and amount of cash distributions. Our partnership agreement provides that our general partner make a determination as whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or at any amount. To the extent the quarterly distribution is below the minimum quarterly distribution (“MQD”) of $0.3375 per unit, as defined in the partnership agreement, then common unitholders would accrue an arrearage equal to the shortfall amount to the MQD that would carry forward to future quarters and must be paid to common unitholders before any distributions from operating surplus to the subordinated unitholder are made.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In Thousands)
Net cash provided by operating activities	$34,222	$15,119
Net cash used in investing activities	$(4,304)	$(29,958)
Net cash (used in) provided by financing activities	$(31,236)	$19,120

Cash provided by operating activities increased $19.1 million during the three months ended March 31, 2016 as the significant decline in net income, excluding non-cash items, during the current year was offset by favorable variances in working capital accounts, including:

●	a $23.7 million favorable accrued interest variance driven by the $23.6 million interest payment owed to holders of our 2021 Senior Notes due February 16, 2016 not being paid;
●

a $19.8 million favorable inventory variance as the first quarter coal inventory build was less significant during the current year given the Hillsboro mine fire which has halted coal production at this mine; and

●	a $16.5 million favorable accounts receivable variance and a $17.0 million favorable due from/to affiliates, net variance, both of which are a function of timing.

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2016, compared to $30.0 million for the three months ended March 31, 2015. The decline in net cash used in investing activities was primarily due to a $28.2 million reduction in capital expenditures as growth capital for the second longwall mine at our Sugar Camp complex came to an end in 2015. In addition, maintenance capital expenditures were strictly controlled during the three months ended March 31, 2016 to preserve liquidity.

Net cash used in financing activities was $31.2 million for the three months ended March 31, 2016, compared to $19.1 million provided by financing activities for the three months ended March 31, 2015. During the three months ended March 31, 2016, we repaid $19.8 million of principal under our A/R securitization program and $11.1 million of principal under our longwall financing and capital lease arrangements. During the three months ended March 31, 2015, we increased our net borrowings by $66.6 million and paid distributions of $47.0 million.

Long-Term Debt, Capital Lease Obligations and Sale-Leaseback Financing Arrangements

2021 Senior Notes

On August 23, 2013, FELLC issued $600.0 million of 7.875% senior notes due August 15, 2021 and redeemed the outstanding 2017 senior notes. The 2021 Senior Notes are guaranteed on a senior unsecured basis by the Partnership and all of its domestic operating subsidiaries, other than Foresight Energy Finance Corporation, co-issuer of the notes. Interest is due semiannually on February 15 and August 15 of each year.

As discussed above under “Debt Defaults”, on December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy constituted a “change of control” under the Indenture governing the 2021 Senior Notes and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015. As such, we have not paid the $23.6 million of interest owed to holders of the 2021 Senior Notes, resulting in an additional event of default. We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes and our other creditors. See “Item 1. Financial Statements – Note 19. Subsequent Events” for additional discussion.

Revolving Credit Facility and Term Loan

In August 2010, FELLC entered into a $285.0 million revolving credit facility (the “Revolving Credit Facility”), which was amended in December 2011 to increase the capacity to $400.0 million. In August 2013, FELLC executed the second amendment to its credit agreement (the “Credit Agreement”) to increase the borrowing capacity under the Revolving Credit Facility from $400.0 million to $500.0 million and extend the maturity date to August 23, 2018. In May 2015, FELLC entered into the Incremental Amendment No. 1 to the Credit Agreement which increased lender commitments under the Revolving Credit Facility by $50.0 million to $550.0 million. The Revolving Credit Facility is guaranteed by the Partnership and all of its domestic operating subsidiaries except Foresight Energy Finance Corporation. Interest on borrowings under the amended Revolving Credit Facility is based, at our election, on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at a defined prime rate plus an applicable margin. The applicable margin is determined based on our consolidated net leverage ratio, as defined in the Credit Agreement. We are also required to pay a 0.5% commitment fee for unutilized capacity. In January 2016, we received notice from the administrative agent to the Credit Agreement that prospective borrowings under the Credit Agreement would be subject to default interest rates, as defined in the Credit Agreement, which resulted in a 2% increase to the borrowing, commitment and letter of credit rates. The weighted-average effective interest rate on borrowings under the Revolving Credit Facility as of March 31, 2016 was 5.6%. At March 31, 2016, we had borrowings of $352.5 million outstanding under the Revolving Credit Facility and $6.5 million outstanding in letters of credit.

The Credit Agreement was also amended on August 23, 2013 to incorporate the issuance of a $450.0 million senior secured term loan (the “Term Loan”). The Term Loan required quarterly principal payments of approximately $1.1 million, which commenced on December 31, 2013. In June 2014, we repaid $210.0 million of principal with proceeds from the IPO, which was applied against the prospective scheduled quarterly principal payments. In May 2015, FELLC entered into the Incremental Amendment No. 1 to the Credit Agreement, which in addition to increasing our capacity under the Revolving Credit Facility, allowed for the borrowing of $60.0 million of additional Term Loan principal. No scheduled principal payments are due until the Term Loan matures on August 23, 2020, at which point all remaining unpaid principal is due. The Term Loan bears interest at LIBOR plus 4.5%, subject to a 1% LIBOR floor. In January 2016, we received notice from the administrative agent to the Credit Agreement that prospective borrowings under the Credit Agreement would be subject to default interest rates, as defined in the Credit Agreement, which resulted in a 2% increase to the borrowing rate. As of March 31, 2016, the interest rate on the Term Loan was 7.5% and the principal balance outstanding was $297.8 million.

Because of the existence of change of control provisions and cross-default provisions in the Credit Agreement, the unfavorable Delaware Court of Chancery opinion and, consequently, the above mentioned default under the 2021 Senior Notes Indenture also resulted in events of default under the Credit Agreement. As a result, we have not had access to borrowings or other extensions of credit under our Revolving Credit Facility.

The Revolving Credit Facility is subject to customary debt covenants, including a consolidated interest coverage ratio and a consolidated net senior secured leverage ratio. As of March 31, 2016, our consolidated interest coverage ratio and consolidated net senior secured leverage ratio were 2.44x and 2.83x, respectively. Our covenants required a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x as of March 31, 2016. As such, we are not in compliance with our consolidated net senior secured leverage ratio as of March 31, 2016, resulting in an additional event of default.

On April 18, 2016, we entered into a Lender TSA with the Consenting Lenders under the Credit Agreement, pursuant to which the Consenting Lenders have agreed, subject to the terms and conditions within the Lender TSA, to support a proposed global Restructuring of the Partnership’s indebtedness, including a proposed Amendment of the Credit Agreement, which is described in

“Item 1. Financial Statements – Note 19. Subsequent Events.” The proposed Amendment is conditioned upon the successful execution of a series of proposed transactions which are the subject of ongoing negotiations amongst the various stakeholders of the Partnership and its affiliates.

The negotiations between the Partnership and its affiliates and the creditors, equityholders and other stakeholders of the Partnership concerning the terms of the proposed Restructuring transactions are ongoing and are not finalized. The Partnership is in active negotiations with the holders of the 2021 Senior Notes but has not reached an agreement with them on the terms of the restructuring, including the terms of the Lender TSA. There can be no assurance that the Partnership will reach an agreement with the noteholders by May 17, 2016 nor can there be any assurance that any of the foregoing parties to whom such Restructuring transactions have been proposed will agree to the terms of any such transactions in accordance with the terms described herein, or if at all. The other creditors and stakeholders of the Partnership and its affiliates who are not party to the Lender TSA have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring and are not bound to take (or refrain from taking) any actions as a result of the execution of the Lender TSA. See “Item 1. Financial Statements – Note 19. Subsequent Events” for additional discussion.

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

On January 27, 2016, we entered into a forbearance agreement in respect of our Securitization Program (as amended, the “Securitization Forbearance Agreement”), pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through July 15, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Forbearance Agreement, the receivables facility was amended to permanently reduce commitments to $50.0 million in total, and the Borrower may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables. Any extensions of credit under this agreement during the forbearance period are at the sole and absolute discretion of the lenders.

As of March 31, 2016, we had borrowings outstanding of $21.2 million under the Securitization Program and are paying the default interest rate of 5.5% on outstanding borrowings under this facility.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. These capital lease obligations bear interest at 5.762% and principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. As of March 31, 2016, $43.2 million was outstanding under these capital lease obligations.

In March 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. These capital lease obligations bear interest ranging from 5.4% to 6.3%, and principal and interest payments are due monthly over the terms of the leases. As of March 31, 2016, $13.6 million was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in 17 equal semiannual payments through September 30, 2020. The outstanding balance as of March 31, 2016 was $46.4 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in 17 equal semiannual payments through June 30, 2020. The outstanding balance as of March 31, 2016 was $50.4 million.

The guaranty agreements with the lender under both the 5.555% and 5.78% longwall financing arrangements contain certain financial covenants consistent with those of our Revolving Credit Facility.

Sale-Leaseback Financing Arrangements - Affiliate

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, a subsidiary of Natural Resources Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At March 31, 2016, the outstanding balance of the sale-leaseback financing arrangement was $143.5 million and the effective interest rate was 13.9%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At March 31, 2016, the outstanding balance of the sale-leaseback financing arrangement was $50.0 million and the effective interest rate was 13.2%.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At March 31, 2016, we had $6.5 million of letters of credit outstanding.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $80.0 million as of March 31, 2016 to secure reclamation and other performance commitments. In February 2016, we were required to post cash collateral of $2.5 million to our surety bond provider.

Related-Party Transactions

See “Item 1. Financial Statements – Note 13. Related-Party Transactions” and “Item 1. Financial Statements – Note 11. Sale-Leaseback Financing Arrangements – Affiliates” of this Quarterly Report on Form 10-Q. See also Part III. “Item 13. Certain Relationships and Related Transactions” in the Annual Report on Form 10-K filed with the SEC on March 15, 2016.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See “Item 1. Financial Statements – Note 2. New Accounting Standards” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the SEC on March 15, 2016. There have been no significant changes to our prior critical accounting policies and estimates subsequent to December 31, 2015, or new accounting pronouncements impacting our results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks include commodity price risk and interest rate risk, which are disclosed below.

Commodity Price Risk

We have commodity price risk as a result of changes in the market value of our coal. We try to minimize this risk by entering into fixed price coal supply agreements and, from time to time, commodity hedge agreements. As of March 31, 2016, we had the following contracted sales commitments for the years ending December 31, 2016 and 2017:

	Priced	Unpriced (or Index-Based)	Total
	(Tons, in Millions)
Year ending December 31, 2016	16.9	1.5	18.4
Year ending December 31, 2017	9.4	3.2	12.6

As of March 31, 2016, we have 1.0 million tons economically hedged with forward coal derivative contracts tied to the API 2 coal price index to partially mitigate coal price risk through 2017. The impact of our economic hedges to fix the selling price on unpriced (or index-based) coal sales contracts and forecasted sales is not reflected in the table above. A 10% change in the API 2 index would result in a $4.2 million change in the fair value of these derivative contracts.

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. To limit our exposure to price volatility, we have entered into swap agreements with financial institutions which allow us to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of March 31, 2016, we had 0.8 million gallons of diesel fuel hedged through 2016. A 10% change in the price of diesel fuel would result in a $0.2 million change in the fair value of these derivative contracts.

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2016, of our $1.4 billion in long-term debt and capital lease obligations outstanding, $671.5 million of outstanding borrowings have interest rates that fluctuated based on changes in market interest rates (excluding the impact of default interest rates). A one percentage point increase in the non-default interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $4.8 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

See Part I. “Item 1. Financial Statements –Note 18, Contingencies,” to the condensed consolidated financial statements included in this report relating to certain legal proceedings, which information is incorporated by reference herein. See also Part I. “Item 3. Legal Proceedings” in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed under Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, which risks could have a material adverse effect on our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, operations, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Information regarding the defaults under our debt arrangements is disclosed in Part I. “Item 1. Financial Statements –Note 3, Debt Defaults and Liquidity” and Part I. “Item 1. Financial Statements –Note 19, Subsequent Events” of this Form 10-Q.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.1 of this Form 10-Q.

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2016.

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

10.1*

Forbearance Agreement between Foresight Receivables, Foresight Energy LLC, certain subsidiaries of Foresight Energy LLC and PNC Bank, National Association, and certain other committed lenders dated January 27, 2016.

10.2

Retention Award Agreement between Foresight Energy LP and Rashda M. Buttar dated February 26, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2016 (SEC File No. 001-36503)).

10.3

Retention Award Agreement between Foresight Energy LP and James T. Murphy dated February 26, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2016 (SEC File No. 001-36503)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended March 31, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed".

*	Filed herewith.

**	Furnished.