Form 10-Q
period 2016-06-30
Foresight Energy LP
filed 2016-08-09
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the registrant had 66,096,093 common units and 64,954,691 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$45,175	$17,538
Accounts receivable	65,174	61,325
Due from affiliates	3,367	16,615
Financing receivables - affiliate	2,794	2,689
Inventories, net	53,756	50,652
Prepaid expenses	6,249	5,498
Prepaid royalties	1,230	5,386
Deferred longwall costs	18,573	18,476
Coal derivative assets	16,868	26,596
Other current assets	8,561	5,565
Total current assets	221,747	210,340
Property, plant, equipment and development, net	1,362,005	1,433,193
Due from affiliates	1,843	2,691
Financing receivables - affiliate	68,715	70,139
Prepaid royalties	72,142	70,300
Coal derivative assets	7,835	22,027
Other assets	12,264	12,493
Total assets	$1,746,551	$1,821,183
Liabilities and partners’ (deficit) capital
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,404,133	$1,434,566
Accrued interest	47,444	24,574
Accounts payable	46,489	55,192
Accrued expenses and other current liabilities	41,090	35,825
Due to affiliates	8,223	8,536
Total current liabilities	1,547,379	1,558,693
Sale-leaseback financing arrangements	193,434	193,434
Asset retirement obligations	44,750	43,277
Other long-term liabilities	6,917	6,896
Total liabilities	1,792,480	1,802,300
Limited partners' capital (deficit):
Common unitholders (66,096 and 65,192 units outstanding as of June 30, 2016 and December 31, 2015, respectively)	155,944	186,660
Subordinated unitholder (64,955 units outstanding as of June 30, 2016 and December 31, 2015)	(200,145)	(166,061)
Total limited partners' (deficit) capital	(44,201)	20,599
Noncontrolling interests	(1,728)	(1,716)
Total partners' (deficit) capital	(45,929)	18,883
Total liabilities and partners' (deficit) capital	$1,746,551	$1,821,183

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In Thousands, Except per Unit Data)
Revenues
Coal sales	$224,093	$249,900	$387,190	$488,815
Other revenues	1,907	1,322	4,895	1,322
Total revenues	226,000	251,222	392,085	490,137

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	112,070	121,987	201,246	232,575
Cost of coal purchased	—	1,902	551	2,008
Transportation	37,557	46,021	63,355	93,380
Depreciation, depletion and amortization	45,467	52,731	81,884	91,549
Accretion on asset retirement obligations	844	567	1,688	1,134
Selling, general and administrative	5,588	6,057	11,308	20,523
Transition and reorganization costs	950	12,251	6,889	12,251
Loss (gain) on commodity derivative contracts	10,760	5,905	11,283	(23,162)
Other operating expense (income), net	179	(278)	91	(14,258)
Operating income	12,585	4,079	13,790	74,137
Other expenses:
Interest expense, net	34,335	29,359	67,330	56,700
Debt restructuring costs	5,920	—	15,630	—
Loss on extinguishment of debt	—	—	107	—
Net (loss) income	(27,670)	(25,280)	(69,277)	17,437
Less: net income attributable to noncontrolling interests	116	123	214	534
Net (loss) income attributable to controlling interests	(27,786)	(25,403)	(69,491)	16,903
Less: net income attributable to predecessor equity	—	—	—	23
Net (loss) income attributable to limited partner units	$(27,786)	$(25,403)	$(69,491)	$16,880

Net (loss) income available to limited partner units - basic and diluted:
Common unitholders	$(13,995)	$(12,713)	$(34,886)	$8,444
Subordinated unitholder	$(13,791)	$(12,690)	$(34,605)	$8,436

Net (loss) income per limited partner unit - basic and diluted:
Common unitholders	$(0.21)	$(0.20)	$(0.53)	$0.13
Subordinated unitholder	$(0.21)	$(0.20)	$(0.53)	$0.13

Weighted average limited partner units outstanding - basic and diluted:
Common units	65,917	65,071	65,555	65,021
Subordinated units	64,955	64,955	64,955	64,913

Distributions declared per limited partner unit	$—	$0.37	$—	$0.73

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statement of Partners’ (Deficit) Capital

	Limited Partners
	Common	Number of	Subordinated	Number of	Noncontrolling	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Interests	Capital (Deficit)
	(In Thousands, Except Unit Data)
Balance at January 1, 2016	$186,660	65,192,389	$(166,061)	64,954,691	$(1,716)	$18,883
Net (loss) income	(34,886)	—	(34,605)	—	214	(69,277)
Cash distributions	—	—	—	—	(226)	(226)
Capital contribution from Foresight Reserves LP	525	—	521	—	—	1,046
Equity-based compensation	4,427	—	—	—	—	4,427
Issuance of equity-based awards	—	903,704	—	—	—	—
Distribution equivalent rights on LTIP awards	28	—	—	—	—	28
Net settlement of withholding taxes on issued LTIP awards	(810)	—	—	—	—	(810)
Balance at June 30, 2016	$155,944	66,096,093	$(200,145)	64,954,691	$(1,728)	$(45,929)

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015
	(In Thousands)
Cash flows from operating activities
Net (loss) income	$(69,277)	$17,437
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	81,884	91,549
Equity-based compensation	4,427	11,637
Loss (gain) on commodity derivative contracts	11,283	(23,162)
Settlements of commodity derivative contracts	9,921	40,632
Settlements of commodity derivative contracts included in investing activities	—	(19,073)
Transition and reorganization expenses paid by Foresight Reserves (affiliate)	2,333	5,758
Other	5,948	4,467
Changes in operating assets and liabilities:
Accounts receivable	(3,849)	2,417
Due from/to affiliates, net	13,783	(6,835)
Inventories	(1,296)	(24,657)
Prepaid expenses and other current assets	(5,690)	(1,384)
Prepaid royalties	2,314	(954)
Commodity derivative assets and liabilities	2,089	(2,174)
Accounts payable	(8,703)	(20,115)
Accrued interest	22,870	(1,031)
Accrued expenses and other current liabilities	5,135	(2,515)
Other	440	(3,117)
Net cash provided by operating activities	73,612	68,880
Cash flows from investing activities
Investment in property, plant, equipment and development	(13,293)	(55,124)
Investment in financing arrangements with Murray Energy (affiliate)	—	(75,000)
Return of investment on financing arrangements with Murray Energy (affiliate)	1,319	—
Settlements of certain coal derivatives	—	19,073
Proceeds from sale of equipment	83	—
Net cash used in investing activities	(11,891)	(111,051)
Cash flows from financing activities
Net change in borrowings under revolving credit facility	—	49,000
Net change in borrowings under A/R securitization program	(10,100)	56,500
Proceeds from other long-term debt	—	59,325
Payments on other long-term debt and capital lease obligations	(22,726)	(22,248)
Payments on short-term debt	(250)	—
Distributions paid	(226)	(95,200)
Debt issuance costs paid	—	(2,473)
Other	(782)	(1,217)
Net cash (used in) provided by financing activities	(34,084)	43,687
Net increase in cash and cash equivalents	27,637	1,516
Cash and cash equivalents, beginning of period	17,538	26,509
Cash and cash equivalents, end of period	$45,175	$28,025

Supplemental information:
Interest paid, net of amounts capitalized	$41,110	$54,476
Supplemental disclosures of non-cash financing activities:
Non-cash capital contribution from Foresight Reserves LP (affiliate)	$1,046	$9,079
Short-term insurance financing	$603	$2,806

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

As used hereafter in this report, the terms “Foresight Energy LP,” “FELP,” the “Partnership,” “we,” “us” or like terms, refer to the combined consolidated results of Foresight Energy LP, and FELLC and its consolidated subsidiaries and affiliates, unless the context otherwise requires or where otherwise indicated. The information presented in this Quarterly Report on Form 10-Q contains, for all periods presented, the combined consolidated financial results of Foresight Energy LP, FELLC, and VIEs for which FELLC or its subsidiaries are the primary beneficiary.

The Partnership operates in a single reportable segment and currently has four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event. In April 2016, we temporarily sealed the entire mine to reduce the oxygen flow paths into the mine. We are uncertain as to when production will resume at this operation. Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern United States, as well as overseas markets. Intercompany transactions, including those between consolidated VIEs, and FELP and its consolidated subsidiaries, are eliminated in consolidation.

The accompanying condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly, the Partnership’s condensed consolidated financial position, results of operations and cash flows for all periods presented. In preparing the condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under U.S. generally accepted accounting principles (“U.S. GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 on a retrospective basis during the first quarter of 2016. The adoption of ASU 2015-03 did not affect our results of operations or cash flows, but it required us to reclassify the deferred financing costs associated with certain of our long-term debt. We reclassified approximately $15.9 million of our deferred financing costs as of December 31, 2015 to long-term debt and capital lease obligations in our condensed consolidated financial statements to adhere to ASU 2015-03. The deferred financing costs associated with our revolving credit facility and trade AR securitization program continue to be presented as a current asset on the condensed consolidated balance sheets.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as equity or liabilities, an option to recognize gross equity-based compensation expense with actual forfeitures recognized as they occur and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. The impact of the adoption of ASU 2016-09 has not yet been determined.

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

Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under FELLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s receivables securitization program and certain other financing arrangements, including our longwall financing arrangements. The existence of an event of default has prohibited us access to borrowings or other extensions of credit under our revolving credit facility (“Revolving Credit Facility”). In addition, we have not paid the $23.6 million of accrued interest owed to holders of the 2021 Senior Notes due on February 16, 2016, resulting in an additional event of default. Additionally, we do not expect to make the interest payment of $23.6 million in respect of the 2021 Senior Notes that is due on August 15, 2016.

On December 18, 2015, we entered into a forbearance agreement (as amended, the “Notes Forbearance Agreement”) with Wilmington Savings Fund Society, FSB, as successor indenture trustee (the “Trustee”), and certain holders of the 2021 Senior Notes, who collectively beneficially owned or managed in excess of 75% of the aggregate principal amount of the 2021 Senior Notes. Under the Notes Forbearance Agreement, the noteholders and the Trustee agreed to forbear from exercising certain rights and remedies to which they may be entitled in respect of the 2021 Senior Notes or under the Indenture. The Notes Forbearance Agreement has been extended through August 31, 2016, unless extended by the noteholders in their sole discretion. There can be no assurances that the noteholders party thereto will agree to any further extensions or that if such Amended and Restated Support Agreement is terminated early or otherwise expires or terminates pursuant to its terms, that the requisite noteholders under the Indenture will not pursue any and all remedies available to them under the Indenture or otherwise.

On January 27, 2016, we entered into a forbearance agreement in respect of our securitization program (as amended, the “Securitization Forbearance Agreement”), pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through August 31, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Securitization Forbearance Agreement, the receivables facility was amended to permanently reduce commitments to $50.0 million in total.

We have not entered into forbearance agreements with the lenders under our equipment financing arrangements (with the exception of one such lender). Therefore, most of the lenders under the equipment financing arrangements may exercise any remedies available to them at any time. The remedies available to these lenders include acceleration of the indebtedness owed thereunder and exercising remedies with respect to our collateral securing such indebtedness. There can be no assurances that our creditors will not accelerate the indebtedness under their respective facilities or exercise any rights or remedies to which they are entitled.

We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes, who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the 2021 Senior Notes, and our other creditors.

On April 18, 2016, we entered into a Transaction Support Agreement (as amended, the “Lender TSA”), with certain of the lenders (the “Consenting Lenders”) under the Credit Agreement, pursuant to which the Consenting Lenders agreed, subject to the terms and conditions within the Lender TSA, to support a proposed global restructuring of the Partnership’s indebtedness (the “Restructuring”), including a proposed amendment and restatement (the “Amendment”) of the Credit Agreement. On May 17, 2016, we entered into a similar Noteholder Transaction Support Agreement (the “Noteholder TSA”) with certain noteholders (the “Consenting Noteholders”) of our 2021 Senior Notes pursuant to which the Consenting Noteholders agreed, subject to the terms and conditions within the Noteholder TSA, to support a proposed global restructuring of the Partnership’s indebtedness and certain governance and equity matters relating to the Partnership.

On July 22, 2016, we entered into an Amended and Restated Transaction Support Agreement (the “A&R Notes Transaction Support Agreement”) with certain Consenting Noteholders of the 2021 Senior Notes and certain equityholders of the Partnership, including Chris Cline, Foresight Reserves LP and certain of its related parties ( the “Cline Group”) and Murray Energy, pursuant to which the parties thereto have agreed (subject to the terms and conditions set forth therein) to modified terms of the Restructuring of the Partnership’s indebtedness and certain governance and equity matters relating to the Partnership. Additionally, on July 22, 2016, the Partnership entered into an Amended and Restated Transaction Support Agreement (the “A&R Lender Support Agreement” and together with the A&R Notes Transaction Support Agreement, the “A&R Support Agreements”) with certain of the Consenting Lenders under the Partnership’s Credit Agreement, the Cline Group and Murray Energy, pursuant to which the Consenting Lenders, the Cline Group and Murray Energy have agreed (subject to the terms and conditions set forth therein) to support modified terms of the Restructuring, including the proposed Amendment of the Credit Agreement. See Note 19 for additional information.

The successful consummation of the transactions contemplated by the A&R Support Agreements is subject to various conditions, including the successful negotiation of definitive documentation and other conditions that are not within the control of the Partnership or its affiliates. There can be no assurances that we will be able to successfully negotiate or implement any of the proposed restructuring transactions contemplated by the A&R Support Agreements, or if we are able to do so, that such negotiation or implementation will be consistent with the terms described herein. Our other creditors and stakeholders not party to the A&R Support Agreements have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring and are not bound to take (or refrain from taking) any actions as a result of the execution of the A&R Support Agreements.

During the three and six months ended June 30, 2016, we incurred legal and financial advisor fees of $5.9 million and $15.6 million, respectively, related to the above issues, which have been recorded as debt restructuring costs in the condensed consolidated statements of operations. We expect financial and legal advisor fees to continue to be substantial until such time as the above issues are remedied, if at all.

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). Historically, our cash flows from operations and available capacity under our Revolving Credit Facility supported our cash requirements. However, our not having access to borrowings or other extensions of credit under our Revolving Credit Facility is having an adverse effect on our liquidity. Also, the recent losses incurred by the Partnership have had a significant negative impact on our compliance with the financial debt covenants under our Credit Agreement, which are calculated based on the rolling prior four quarters’ financial results. Our Credit Agreement requires that we maintain a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x.  Based on our current forecasts, we are seeking financial covenant relief from our lenders under the Credit Agreement, which has been provided for in the terms of the proposed amendment and restatement to the Credit Agreement contemplated within the A&R Lender Support Agreement.  However, there can be no assurances that the proposed amendment and restatement of the Credit Agreement will be successful.

If an out-of-court restructuring is not accomplished, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation. If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would likely be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our partnership units would be lost and that our unitholders would lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, would receive substantially less than the amount of their claims.

Based on the facts and circumstances above, we have classified all of our debt as current liabilities in our condensed consolidated balance sheets, which has created substantial working capital deficiencies. The conditions and circumstances above raise substantial doubt about the Partnership’s ability to continue as a going concern. Our auditor’s opinion in connection with our 2015 consolidated financial statements included a “going concern” uncertainty explanatory paragraph, which has resulted or will result in an additional default and/or event of default (and may in the future result in additional defaults and/or events of default) under the terms of the Credit Agreement, the Indenture governing the 2021 Senior Notes, Foresight Receivables LLC’s securitization agreement and the credit agreements governing certain equipment financings of certain of our other subsidiaries, because of requirements in such agreements for the delivery of financial statements without a going concern explanatory paragraph in the auditor opinion and/or cross-default provisions. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

4. Transition and Reorganization Costs

In connection with Murray Energy acquiring an ownership interest in the Partnership and its general partner, we entered into a Management Services Agreement (“MSA”) with Murray American Coal Inc., a subsidiary of Murray Energy, with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicate selling, general and administrative expenses (see Note 13). The costs are primarily comprised of retention compensation to certain employees during the transition period and termination benefits to employees whose positions were replaced by Murray Energy employees under the MSA. Transition and reorganization costs were comprised of the following for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In Thousands)
Retention compensation paid by Foresight Reserves and pushed down to FELP	$334	$5,758	$2,333	$5,758
Equity-based compensation	616	2,648	4,315	2,648
Cash retention and termination benefits	—	3,398	—	3,398
Legal and other charges	—	447	241	447
Transition and reorganization costs	$950	$12,251	$6,889	$12,251

5. Commodity Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we enter into long-term, fixed price coal supply sales agreements and coal derivative swap contracts.

As of June 30, 2016 and December 31, 2015, we had outstanding coal derivative swap contracts to fix the selling price on 0.8 million tons and 1.1 million tons, respectively. Swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments through 2017. The coal derivative contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the condensed consolidated balance sheets (see Note 17).

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. Beginning in 2015, to limit our exposure to diesel fuel price volatility, we entered into swap agreements with financial institutions which provide a fixed price per unit for the volume of purchases being hedged. As of June 30, 2016 and December 31, 2015, we had swap agreements outstanding for 2016 to hedge the variable cash flows related to 0.5 million and 1.0 million gallons, respectively, of diesel fuel. The diesel fuel derivative contracts are accounted for as freestanding derivatives, and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings.

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

A summary of the settlements of commodity derivative contracts and (loss) gain on commodity derivative contracts for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In Thousands)

Settlements of commodity derivative contracts	$4,801	$27,347	$9,921	$40,632

(Loss) gain on commodity derivative contracts	$(10,760)	$(5,905)	$(11,283)	$23,162

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

6. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
Trade accounts receivable	$58,730	$56,013
Other receivables	6,444	5,312
Total accounts receivable	$65,174	$61,325

7. Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
Parts and supplies	$21,194	$24,276
Raw coal	1,861	1,906
Clean coal	30,701	24,470
Total inventories	$53,756	$50,652

8. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
Land, land rights and mineral rights	$99,751	$99,676
Machinery and equipment	1,146,233	1,140,256
Machinery and equipment under capital leases	126,401	126,401
Buildings and structures	248,388	248,946
Development costs	756,816	750,177
Other	9,370	9,369
Property, plant, equipment and development	2,386,959	2,374,825
Less: accumulated depreciation, depletion and amortization	(1,024,954)	(941,632)
Property, plant, equipment and development, net	$1,362,005	$1,433,193

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
Employee compensation, benefits and payroll taxes	$12,114	$12,393
Taxes other than income	8,813	6,560
Liquidated damages	7,092	6,404
Royalties (non-affiliate)	4,074	3,707
Other	8,997	6,761
Total accrued expenses and other current liabilities	$41,090	$35,825

10. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
2021 Senior Notes	$600,000	$600,000
Revolving Credit Facility	352,500	352,500
Term Loan	297,750	297,750
Trade A/R Securitization	30,900	41,000
5.78% longwall financing arrangement	44,820	50,423
5.555% longwall financing arrangement	46,406	51,563
Capital lease obligations	50,742	62,710
Subtotal - Total long-term debt and capital lease obligations principal outstanding	1,423,118	1,455,946
Unamortized deferred financing costs and debt discounts	(18,985)	(21,380)
Total long-term debt and capital lease obligations	1,404,133	1,434,566
Less: current portion	(1,404,133)	(1,434,566)
Non-current portion of long-term debt and capital lease obligations	$—	$—

As discussed in Notes 3 and 19, we were, and continue to be as of the filing date of these statements, in default under all of our long-term debt and capital lease obligations as of June 30, 2016 and December 31, 2015, and therefore, all outstanding long-term debt and capital lease obligations are reflected as a current liability in the condensed consolidated balance sheets.

In January 2016, we received notice from the administrative agent to the Credit Agreement that borrowings under our Credit Agreement would be subject to the default interest rate, as defined in the Credit Agreement, which has resulted in a 2% increase to our borrowing rates. As of June 30, 2016, the weighted-average interest rate on borrowings under the Revolving Credit Facility was 6.1% and the interest rate on borrowings under the Term Loan was 7.5%. At June 30, 2016, we had $6.5 million outstanding in letters of credit.

In January 2016, we entered into a Securitization Forbearance Agreement pursuant to which the agent and the lenders under the Trade A/R Securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement has been extended through August 31, 2016. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Securitization Forbearance Agreement, the Trade A/R Securitization facility was amended to permanently reduce commitments to $50.0 million in total, and we may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables. Any extensions of credit by the lenders during the forbearance period are at the sole and absolute discretion of the lenders. As a result of the permanent reduction in capacity under this facility, we recorded a loss on extinguishment of debt charge of $0.1 million to write-off a portion of the deferred debt issue costs incurred to obtain this facility. As of June 30, 2016, we are paying the default interest rate of 6.2% on outstanding borrowings under this facility.

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

As of June 30, 2016, the outstanding principal balance on the Macoupin and Sugar Camp sale-leaseback financing arrangements were $143.5 million and $50.0 million, respectively.

The implied effective interest rate as of June 30, 2016 on the Macoupin sale-leaseback financing arrangement and the Sugar Camp sale-leaseback financing arrangement was 13.9% and 13.1%, respectively. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the condensed consolidated statement of operations could be significant. Interest expense recorded on the Macoupin sale-leaseback was $5.1 million and $4.9 million for the three months ended June 30, 2016 and 2015, respectively, and $9.5 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively. Interest expense recorded on the Sugar Camp sale-leaseback was $1.4 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $2.9 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, interest totaling $3.7 million and $2.1 million, respectively, was accrued in the condensed consolidated balance sheets for the Macoupin and Sugar Camp sale-leaseback financing arrangements.

12. Asset Retirement Obligations

The change in the carrying amount of our asset retirement obligations was as follows for the six months ended June 30, 2016:

June 30, 2016
(In Thousands)
Balance at January 1, 2016 (including current portion)	$43,295
Accretion expense	1,688
Expenditures for reclamation activities	(215)
Balance at June 30, 2016 (including current portion)	44,768
Less: current portion of asset retirement obligations	(18)
Noncurrent portion of asset retirement obligations	$44,750

13. Related-Party Transactions

The chairman of our general partner’s board of directors and the controlling member of Foresight Reserves, Chris Cline, directly and indirectly beneficially owns a 31% and 4% interest in the general and limited partner interests of Natural Resource Partners LP (“NRP”), respectively. We routinely engage in transactions in the normal course of business with NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions include production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements (see Note 11, sale-leaseback financing arrangements are excluded from the discussion and tables below). We also acquire, from time to time, mining equipment from Foresight Reserves and affiliated entities. Also, in connection with the reorganization of the Partnership pursuant to the execution of the MSA, Foresight Reserves paid retention bonuses to certain Partnership employees which were recorded as capital contributions during the period of payment (see Note 4).

On April 16, 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and nearly 100% of the outstanding subordinated units in FELP. FEGP has continued to govern the Partnership subsequent to this transaction. As part of the transaction, Murray Energy obtained an option, subject to certain conditions described below, to purchase an additional 46% of the voting interests in FEGP for $25 million during a five-year period. Murray Energy’s ability to exercise the option is conditioned upon (i) the exercise of the call option with respect to Colt LLC, a wholly-owned subsidiary of Foresight Reserves and (ii) the refinancing of the FELP notes and FELP’s existing credit facilities on terms reasonably acceptable to Foresight Reserves, or any other transaction (whether by amendment, waiver or a consent solicitation) that would have the effect of eliminating the “change of control” provisions of the FELP notes and FELP’s existing credit facilities with respect to the exercise of the option. The proposed Restructuring would modify certain of the terms above (see Note 19 for additional discussion).

Murray Management Services Agreement

On April 16, 2015, a MSA was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager will provide certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the three months ended June 30, 2016 and 2015 was $2.5 million and $1.5 million, respectively, and for the six months ended June 30, 2016 and 2015 was $4.6 million and $1.5 million, respectively.

Murray Energy Transport Lease and Overriding Royalty Agreements

On April 16, 2015, American Century Transport LLC (“American Transport”), a newly created subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport will lease to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at the Transport Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport will receive from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease. The total remaining minimum payments under the Transport Lease was $95.2 million at June 30, 2016, with unearned income equal to $35.5 million. The unearned income will be reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. As of June 30, 2016, the outstanding Transport Lease financing receivable was $59.8 million, of which $2.6 million was classified as current in the condensed consolidated balance sheet.

Also, on April 16, 2015, American Century Minerals LLC (“Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement. The payments the Partnership receives with respect to the ORRA will be reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. The total remaining minimum payments under the ORRA was $33.1 million at June 30, 2016, with unearned income equal to $21.3 million. As of June 30, 2016, the outstanding ORRA financing receivable was $11.7 million, of which $0.2 million was classified as current in the condensed consolidated balance sheet.

Other Murray Transactions

During the three and six months ended June 30, 2016, we purchased $1.3 million and $1.7 million, respectively, in equipment, supplies and rebuild services from affiliates of Murray Energy. During the three and six months ended June 30, 2015, we purchased $0.3 million in equipment, supplies and rebuild services from affiliates of Murray Energy. During the three and six months ended June 30, 2016, our affiliate, Coalfield Construction, provided $0.3 million and $0.5 million, respectively, in equipment, supplies and rebuild services to affiliates of Murray Energy.

During the three and six months ended June 30, 2016, we purchased $0 and $0.6 million, respectively, in coal from Murray Energy and its affiliates to meet quality specifications under certain customer contracts.

During the three and six months ended June 30, 2016, Murray Energy transported coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company of $0.2 million and $3.8 million, respectively. These usage fees were billed to Murray Energy, resulting in no impact to our condensed consolidated statement of operations. The usage of the railway by Murray Energy counts toward the minimum annual throughput volume requirement with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.

During the three and six months ended June 30, 2016, we earned $0.3 million and $0.8 million, respectively, in other revenues for Murray Energy’s usage of our Sitran terminal.

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

As of June 30, 2016 and December 31, 2015, Chris Cline owned $44.5 million of the outstanding principal on our 2021 Senior Notes. Chris Cline acquired $8.0 million in principal of the Original Purchase and, during the year ended December 31, 2015, acquired an additional $36.5 million in principal from third parties in open market transactions. During the three months ended June 30, 2016 and 2015, no interest on the 2021 Senior Notes was paid to Chris Cline and during the six months ended June 30, 2016 and 2015, $0 and $0.6 million, respectively, of interest on the 2021 Senior Notes was paid to Chris Cline. As of June 30, 2016 and December 31, 2015, $3.1 million and $1.3 million, respectively, of interest on the 2021 Senior Notes was accrued to the benefit of Chris Cline.

As of June 30, 2016 and December 31, 2015, The Cline Trust Company LLC owned $10.0 million in principal of our 2021 Senior Notes, all of which was acquired during the year ended December 31, 2015. No interest has been paid to The Cline Trust Company LLC. As of June 30, 2016 and December 31, 2015, $0.7 million and $0.3 million of interest on the 2021 Senior Notes was accrued to the benefit of The Cline Trust Company LLC.

The entity controlled by Mr. Dickinson, who resigned as a director of our general partner’s board of directors on December 31, 2015, owned $4.0 million of the outstanding principal on our 2021 Senior Notes as of December 31, 2015, all of which was acquired from the Original Purchase. During the three and six months ended June 30, 2015, $0 and $0.3 million, respectively, of interest on the 2021 Senior Notes was paid to Mr. Dickinson. As of December 31, 2015, $0.1 million of interest on the 2021 Senor Notes was accrued to the benefit of the entity controlled by Mr. Dickinson.

Also, Michael Beyer, who resigned in May 2015, acquired $3.2 million in principal from the Original Purchase. Mr. Beyer disposed of his 2021 Senior Notes in September of 2015. Mr. Beyer was no longer an affiliate of the Partnership subsequent to his termination date. For the three and six months ended June 30, 2015, $0 and $0.3 million, respectively, in interest was paid to Mr. Beyer.

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

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a mine fire, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $31.0 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement (see Note 18).

As of June 30, 2016 and December 31, 2015, we have established a $40.1 million and $46.3 million reserve, respectively, against contractual prepaid royalties between Hillsboro and WPP given that the recoupment of certain prior minimum royalty payments was improbable given the remaining recoupment period available and forecasted demand for Hillsboro coal based on current and forecasted near-term market conditions. During the three and six months ended June 30, 2016, the recoupment period of $3.1 million and $6.2 million, respectively, in prepaid royalties between Hillsboro and WPP expired, resulting in the write-off of the prepaid royalty and the corresponding reserve. We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, assessing mine production plans, sales commitments, current and forecasted future coal market conditions, and remaining years available for recoupment.

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

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In Thousands)
Foresight Reserves and affiliated entities	Due from affiliates - current	$122	$145
Murray Energy and affiliated entities	Due from affiliates - current	3,110	16,316
NRP and affiliated entities	Due from affiliates - current	135	154
Total		$3,367	$16,615

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$2,794	$2,689
Total		$2,794	$2,689

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$1,843	$2,691
Total		$1,843	$2,691

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$68,715	$70,139
Total		$68,715	$70,139

Foresight Reserves and affiliated entities	Prepaid royalties - current and noncurrent	$65,870	$69,555
NRP and affiliated entities	Prepaid royalties - current and noncurrent	412	—
Total		$66,282	$69,555

Foresight Reserves and affiliated entities	Due to affiliates - current	$601	$1,054
Murray Energy and affiliated entities	Due to affiliates - current	4,129	5,020
NRP and affiliated entities	Due to affiliates - current	3,493	2,462
Total		$8,223	$8,536

A summary of certain expenses (income) incurred with affiliated entities is as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In Thousands)
Coal sales – Murray Energy and affiliated entities (1)	$—	$—	$30	$—
Overriding royalty and lease revenues – Murray Energy and affiliated entities (2)	$(1,645)	$(1,322)	$(4,115)	$(1,322)
Terminal revenues - Murray Energy and affiliated entities (2)	$(262)	$—	$(780)	$—
Royalty expense – NRP and affiliated entities (3)	$4,442	$9,151	$7,286	$18,157
Royalty expense – Foresight Reserves and affiliated entities (3)	$3,710	$(666)	$7,157	$1,964
Loadout services – NRP and affiliated entities (3)	$1,937	$2,298	$3,660	$4,623
Land leases - Foresight Reserves and affiliated entities (3)	$14	$—	$14	$—
Purchased goods and services – Murray Energy and affiliated entities (4)	$1,308	$322	$1,700	$322
Purchased coal - Murray Energy and affiliated entities (5)	$—	$1,902	$551	$1,902
Terminal fees – Foresight Reserves and affiliated entities (6)	$—	$8,563	$—	$17,827
Management services – Murray Energy and affiliated entities (7)	$2,491	$1,507	$4,570	$1,507
Administrative fee income – Foresight Reserves and affiliated entities (8)	$—	$(5)	$—	$(52)

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

(4) – Cost of coal produced (excluding depreciation, depletion and amortization) and property, plant and equipment, as applicable

(5) – Cost of coal purchased

(6) – Transportation

(7) – Selling, general and administrative

(8) – Other operating income, net

We also purchased $1.0 million and $3.0 million in mining supplies from an affiliated joint venture under a supply agreement during the three months ended June 30, 2016 and 2015, respectively, and $3.2 million and $7.4 million for the six months ended June 30, 2016 and 2015, respectively (see Note 14).

14. Variable Interest Entities (VIEs)

Our financial statements include VIEs for which the Partnership or one of its subsidiaries is the primary beneficiary. Among those VIEs consolidated by the Partnership and its subsidiaries are Mach Mining, LLC; M-Class Mining, LLC; MaRyan Mining LLC; Patton Mining LLC; Viking Mining LLC; Coal Field Construction Company LLC; Coal Field Repair Services LLC; and LD Labor Company LLC (collectively, the “Contractor VIEs”). Each of the Contractor VIEs holds a contract to provide one or more of the following services to a Partnership subsidiary: contract mining, processing and loading services, or construction and maintenance services. Each of the Contractor VIEs generally receives a nominal per ton fee ($0.01 to $0.02 per ton) above its cost of operations as compensation for services performed. All of these entities were determined not to have sufficient equity at risk and are therefore VIEs. The Partnership was determined to be the primary beneficiary of each of these entities given it controls these entities under a contractual cost-plus arrangement. During each of the three months ended June 30, 2016 and 2015, in aggregate, the Contractor VIEs earned income of $0.1 million under the contractual arrangements with the Partnership and during each of the six months ended June 30, 2016 and 2015, in aggregate, the Contractor VIEs earned income of $0.2 million. The Contractor VIE net income was recorded within net income attributable to noncontrolling interests in the condensed consolidated statements of operations.

On August 1, 2016, we acquired 100% of the outstanding equity units in each of the Contractor VIEs for aggregate cash consideration of $0.1 million. Because the Contractor VIEs have historically been consolidated as VIEs, and therefore represent entities under common control, the cash proceeds paid in excess of the net book values of the Contractor VIEs on the acquisition date are expected be recorded as a deemed distribution in the statement of partners’ (deficit) capital. We do not expect any material changes to our operations from the acquisitions of the Contractor VIEs.

In January 2016, we contributed $2.5 million to a new entity, Foresight Surety LLC (“Foresight Surety”), whose purpose was to obtain and maintain a letter of credit for the benefit of one of our surety bond providers. We hold all of the economic units of Foresight Surety and a professional service provider with which we have had a long-standing relationship holds all of its voting rights. Foresight Surety is a VIE given that the holder of all of the economic rights has no ability to exercise power over it. We were determined to be the primary beneficiary of Foresight Surety, and therefore consolidate Foresight Surety, as the professional service provider with all of the voting rights was determined to be acting as our de facto agent and therefore we would aggregate voting power. In February 2016, Foresight Surety obtained a $2.5 million letter of credit with a lender for the benefit of one of our surety bond providers. The letter of credit is secured by the $2.5 million of cash we contributed to Foresight Surety.

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

	June 30, 2016	December 31, 2015
	(In Thousands)
Assets:
Current assets (1)	$448	$4,933
Long-term assets	2,500	—
Total assets (1)	$2,948	$4,933

Liabilities:
Current liabilities	$13,565	$12,835
Long-term liabilities	2,860	2,955
Total liabilities	$16,425	$15,790

(1)– Includes cash and cash equivalents of $(75) and $4,332 as of June 30, 2016 and December 31, 2015, respectively.

In May 2013, an affiliate owned by The Cline Group and a third-party supplier of mining supplies formed a joint venture whose purpose is the manufacture and sale of supplies primarily for use by the Partnership in the conduct of its mining operations. The agreement obligates the Partnership’s coal mines to purchase at least 90% of their aggregate annual requirements for certain mining supplies from the supplier parties, subject to exceptions as set forth in the agreement. The initial term of the amended agreement is five years and expires in April 2018. The supplies sold under this arrangement result in an agreed-upon, fixed-profit percentage for the joint venture. This joint venture was determined to be a VIE given that the equityholders do not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the joint venture as a result of the Partnership effectively guaranteeing a fixed-profit percentage on the supplies it purchases from the joint venture. We are not the primary beneficiary of this joint venture and, therefore, do not consolidate the joint venture, given that the power over the joint venture is conveyed through the board of directors of the joint venture and no party controls the board of directors.

15. Equity-Based Compensation

Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan ("LTIP") for employees, directors, officers and certain key third-parties (collectively, the "Participants") which allows for the issuance of equity-based compensation. The LTIP awards granted thus far are phantom units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive FELP units. The board of directors of FEGP authorized 7.0 million common units to be granted under the LTIP, with 4.8 million remaining units available for issuance as of June 30, 2016.

Our equity-based compensation expense, net of forfeitures, was $0.4 million and $3.4 million during the three months ended June 30, 2016 and 2015, respectively, and was $4.4 million and $11.6 million during the six months ended June 30, 2016 and 2015, respectively. Included in selling, general and administrative expense for the six months ended June 30, 2015 was $7.1 million of equity-based compensation expense for 215,954 common units and 215,796 subordinated units issued to the former chief executive officer of the Partnership which were fully-vested on the date of grant. Approximately 97.5% of the Partnership's equity-based compensation during the six months ended June 30, 2016 was reported in the condensed consolidated statement of operations as transition and reorganization costs, 0.3% as selling, general and administrative expenses and the remaining 2.2% recorded as cost of coal produced. All non-vested phantom awards include tandem distribution incentive rights, which provide for the right to accrue quarterly cash distributions in an amount equal to the cash distributions the Partnership makes to unitholders during the vesting period and will be settled in cash upon vesting. The Partnership has $0.4 million accrued for this liability as of June 30, 2016. Any distributions accrued to a participant’s account will be forfeited if the related phantom award fails to vest according to the relevant vesting conditions.

A summary of LTIP award activity for the six months ended June 30, 2016 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested grants at January 1, 2016	1,711,341	$7.21
Granted	-	$-
Vested	(1,413,082)	$4.74
Forfeited	(60,134)	$19.54
Non-vested grants at June 30, 2016	238,125	$18.77

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

The Partnership’s net income (loss) is allocated to the limited partners, including the holder of the subordinated units, in accordance with their respective ownership percentages, after giving effect to any special income or expense allocations and incentive distributions paid to the general partner, if any. The IDR holders have the right to receive increasing percentages of quarterly distributions from operating surplus after certain distribution levels defined in the partnership agreement have been achieved. The general partner has no obligation to make distributions; therefore, undistributed earnings of the Partnership are not allocated to the IDR holder. Basic EPU is computed by dividing net earnings attributable to unitholders by the weighted-average number of units outstanding during each period. Diluted EPU reflects the potential dilution of common equivalent units that could occur if equity participation units are converted into common units.

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the three month periods indicated:

	Three Months Ended June 30,
	2016			2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(13,995)	$(13,791)	$(27,786)	$(12,713)	$(12,690)	$(25,403)

Denominator:
Weighted-average units to calculate basic EPU	65,917	64,955	130,872	65,071	64,955	130,026
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	65,917	64,955	130,872	65,071	64,955	130,026

Basic net loss per unit	$(0.21)	$(0.21)	$(0.21)	$(0.20)	$(0.20)	$(0.20)
Diluted net loss per unit	$(0.21)	$(0.21)	$(0.21)	$(0.20)	$(0.20)	$(0.20)

(1) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended June 30, 2016 and 2015, approximately 0.2 million and 0.6 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation.

The following table illustrates the Partnership’s calculation of net (loss) income per common and subordinated unit for the six month periods indicated:

	Six Months Ended June 30,
	2016			2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net (loss) income available to limited partner units	$(34,886)	$(34,605)	$(69,491)	$8,444	$8,436	$16,880

Denominator:
Weighted-average units to calculate basic EPU	65,555	64,955	130,510	65,021	64,913	129,934
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	65,555	64,955	130,510	65,021	64,913	129,934

Basic net (loss) income per unit	$(0.53)	$(0.53)	$(0.53)	$0.13	$0.13	$0.13
Diluted net (loss) income per unit	$(0.53)	$(0.53)	$(0.53)	$0.13	$0.13	$0.13

(1) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the six months ended June 30, 2016 and 2015, approximately 0.2 million and 0.6 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation.

17. Fair Value of Financial Instruments

The table below sets forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$24,703	$—	$24,703	$—
Diesel derivative contracts	(403)	—	(403)	—
Total	$24,300	$—	$24,300	$—

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$48,623	$—	$48,623	$—
Diesel derivative contracts	(1,029)	—	(1,029)	—
Total	$47,594	$—	$47,594	$—

The Partnership’s commodity derivative contracts are valued based on direct broker quotes and corroborated with market pricing data.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, are as follows:

	Fair Value at June 30, 2016
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$16,868	$7,835	$—	$—
Diesel derivative contracts	—	—	(403)	—
Total	$16,868	$7,835	$(403)	$—

	Fair Value at December 31, 2015
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$26,596	$22,027	$—	$—
Diesel derivative contracts	—	—	(1,029)	—
Total	$26,596	$22,027	$(1,029)	$—

During the three and six months ended June 30, 2016 and 2015, there were no assets or liabilities that were transferred between Level 1 and Level 2 nor did the Partnership have any Level 3 assets or liabilities measured at fair value during these periods.

Long-Term Debt

The fair value of long-term debt as of June 30, 2016 and December 31, 2015 was $1,085.5 million and $1,244.3 million, respectively. The fair value of long-term debt was calculated based on the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. This is considered a Level 3 fair value measurement.

18. Contingencies

In May 2015, the trustee for the holders of our 2021 Senior Notes filed suit in the Delaware Court of Chancery against the issuers and guarantors of the 2021 Senior Notes (collectively, the “FE Defendants”) alleging that Murray Energy’s acquisition of a 34% interest in FEGP and of an option to purchase an additional 46% interest in FEGP triggered a change of control of the 2021 Senior Notes pursuant to its Indenture, thereby requiring the FE Defendants to make an offer to purchase the 2021 Senior Notes at 101% of the principal amount tendered plus any accrued and unpaid interest thereon. On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion granting the trustee’s motion for judgment on the pleadings and denying the FE Defendants’ motion for judgment on the pleadings. In its memorandum opinion, the Delaware Court of Chancery ruled, in part, that Murray Energy’s acquisition constituted a change of control under the terms of the Indenture, and that the FE Defendants had breached the Indenture by not making an offer to purchase the 2021 Senior Notes. On January 7, 2016, at the parties’ joint request, the Delaware Court of Chancery entered an order staying further proceedings until January 18, 2016. Through subsequent orders, the stay has been extended. As a result of the Delaware Court of Chancery’s memorandum opinion, we are in default of the Indenture as well as all of our other long-term debt and capital lease obligations because of either a similar change of control provision or cross-default provisions within these agreements. See Notes 3, 10 and 19 for additional discussion on the ramifications of this memorandum opinion.

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

In January 2016, WPP sent a demand letter to Macoupin claiming it had misapplied the royalty recoupment provision involving a coal mining lease and a rail infrastructure lease resulting in underpayments of $3.3 million. In April 2016, WPP and HOD filed a complaint in the Circuit Court of Macoupin County, Illinois. We do not believe that the royalty recoupment provision was misapplied. While we believe that the language of the agreements and the parties’ course of performance thereunder support Macoupin’s position, should we not prevail, we would be responsible for paying WPP for any recoupment taken that is found to contravene the contractual language.

In July 2015, we provided notice to WPP, a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event. As a result of the force majeure event, as of June 30, 2016, we have not made $31.0 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. On November 24, 2015, WPP filed a Complaint in the Circuit Court of Montgomery County, Illinois, alleging that (i) the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement, (ii) Hillsboro’s reliance on the force majeure language was a breach of the royalty agreement and (iii) WPP was fraudulently induced by Hillsboro to enter into the royalty agreement in the first instance. WPP seeks an award of punitive damages and attorneys’ fees under its fraud claim. On May 31, 2016, WPP filed an Amended Complaint which repeats the same allegations against Hillsboro, but also added FELP as a party-defendant, claiming that FELP was either the alter-ego of Hillsboro or that FELP was a “direct participant” in Hillsboro’s actions. On June 17, 2016, Hillsboro and FELP filed a Motion to Dismiss the Amended Complaint. While we believe this is a force majeure event, as contemplated by the royalty agreement, and that the fraud claim is without merit, should we not prevail, we would be responsible for funding any minimum deficiency payment amounts during the shutdown period to WPP and potentially additional fees.

In November 2012, six citizens filed requests for administrative review of Revision No. 1 to Permit No. 399 for the Hillsboro mine. Revision No. 1 allowed for conversion of the currently permitted coal refuse disposal facility from a non-impounding to an impounding structure. Shortly after the filing of Revision No. 1, one citizen withdrew his request. Following a hearing on both the Illinois Department of Natural Resources’ (“IDNR”) and Hillsboro’s motion to dismiss, the hearing officer dismissed the claims of two of the remaining five petitioners and also limited some of the issues remaining for administrative review. In June 2014, two of the remaining three petitioners dismissed their requests. A final hearing on the merits began in June 2015. The hearing officer granted Hillsboro’s motion for reconsideration of his decision denying its motion for summary decision on two grounds. The hearing officer’s decision on reconsideration disposed of the entire administrative proceeding in Hillsboro’s favor. On October 5, 2015, the petitioner filed an appeal of the hearing officer’s decision in the Circuit Court of Montgomery County, Illinois. Oral arguments on this appeal are set to occur in October 2016 and Hillsboro intends to continue its defense of the issuance of the permit.

Certain railcar lessors have asserted claims under their railcar leases with us for damage to railcars allegedly caused by our use of the railcars during the lease terms. We are currently investigating these claims and intend to defend these matters vigorously.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of June 30, 2016, we have $2.2 million accrued, in aggregate, for various litigation matters.

We are currently in discussions with our insurance provider in regards to potential recoveries under our policy related to the combustion event at our Hillsboro operation, including the recovery of mitigation costs. However, there can be no assurances that we will receive any insurance recoveries related to this incident at this time because we are in the early stages of the claim process, if at all.

Performance Bonds

We had outstanding surety bonds with third parties of $82.2 million as of June 30, 2016 to secure reclamation and other performance commitments. In February 2016, we were required to post cash collateral of $2.5 million to our surety bond provider.

19. Subsequent Events

Subsequent events described elsewhere in Notes 3 and 14.

Amended and Restated Transaction Support Agreements

On July 22, 2016, the Partnership entered the A&R Notes Transaction Support Agreement with certain Consenting Noteholders of the 2021 Senior Notes, the Cline Group and Murray Energy, pursuant to which the parties to the agreement have agreed (subject to the terms and conditions set forth therein) to modified terms of the Restructuring of the Partnership’s indebtedness and certain governance and equity matters relating to the Partnership. Additionally, on July 22, 2016, the Partnership, the Consenting Lenders, the Cline Group and Murray Energy entered into the A&R Lender Support Agreement pursuant to which the parties to the agreement have agreed (subject to the terms and conditions set forth therein) to support modified terms of the Restructuring, including a proposed Amendment of the Credit Agreement, and, among other things, the following:

●

We have agreed to pay the Consenting Lenders a consent fee in an aggregate amount equal to 0.25% of the aggregate amount of revolving credit facility commitments of, and, without duplication, 0.25% of all loans, including term loans, owed to such Consenting Lenders under the Credit Agreement (after giving effect to the proposed Amendment) (the “Consent Fee”);

●

We have to pay each Consenting Lender (on the effective date of the proposed Amendment) an amendment fee in an aggregate amount (after giving effect to transactions contemplated in the proposed Restructuring) equal to 1.0% of the aggregate amount of revolving credit facility commitments of, and, without duplication, 1.0% of all loans, including term loans, owed to such Consenting Lenders under the Credit Agreement (after giving effect to the revolving credit facility reduction) (the “Amendment Fee”); provided that we shall be entitled to credit the Consent Fee against such Amendment Fee; and

●

The Consenting Lenders have agreed that as of the effective date of the proposed Amendment, the Consenting Lenders will waive all defaults and events of default under the Credit Agreement continuing immediately prior to the consummation of the transactions contemplated in the proposed Restructuring.

The A&R Support Agreements shall terminates automatically upon the consummation of the Restructuring and is also subject to certain other termination events, including, among others, the commencement of a bankruptcy proceeding of the Partnership, any condition to closing of the Exchange Offer becoming incapable of being satisfied on or before August 31, 2016, and certain defaults or terminations of the Partnership’s existing forbearance agreements and transaction support agreements. Certain of the termination events under the A&R Support Agreements may be waived or modified in accordance with the terms of the agreements.

Terms of the Proposed Restructuring.

Pursuant to the A&R Support Agreements, the parties have agreed to support and seek to consummate the Restructuring as set forth in the term sheet for the Restructuring (the “Transaction Term Sheet”) in a timely manner, including (subject to the terms and conditions set forth therein):

●

Holders of the Notes who are not affiliates of the Partnership, Reserves (as defined below) or Reserves Investor Group (as defined below) exchanging their Notes, through an exchange offer by the Partnership (the “Exchange Offer”), for:

(i)

between $117.6 million and $120 million aggregate principal amount of second-lien senior convertible PIK notes (the “New Exchangeable PIK Notes”) (with a maturity date of October 2, 2017 and a 15.0% per annum PIK coupon), which may be redeemed or purchased: (a) at the Partnership’s option by or on behalf of the Partnership; (b) at the option of Murray Energy, an affiliate of Murray Energy or a group of persons which includes Murray Energy or any of its affiliates; or (c) some combination of the purchase/redemption options described in clauses (a) and (b) that results in the entire purchase or redemption of the New Exchangeable PIK Notes (clauses (a), (b) and (c) being referred to as the “Note Redemption”). The New Exchangeable PIK Notes, if not redeemed or purchased under a Note Redemption, will convert into common units of FELP (the “Common Units”) representing 75% of the total outstanding units of FELP (including Common Units and subordinated units) on October 2, 2017;

(ii)

between $285.8 million and $291.6 million aggregate principal amount of second-lien senior secured notes due 2021 (the “New Second Lien Notes”) (with a 9.0% per annum cash coupon for the first two years, a 10.0% per annum cash coupon thereafter plus, in each case, an additional 1.0% per annum PIK coupon), plus an additional principal amount resulting from the capitalization of accrued and unpaid interest on the 2021 Senior Notes held by such holders; and

(iii)

warrants (the “Warrants”), to be issued on the date the Exchange Offer is consummated (the “Effective Date”), to acquire an amount of newly issued Common Units equal to 4.5% of the total outstanding units of FELP (including Common Units and subordinated units) outstanding on the date of a Note Redemption (after giving effect to the full exercise of the warrants and with certain other anti-dilution protections), exercisable only upon and after a Note Redemption and until the tenth anniversary of the Note Redemption.

●

Investors in Foresight Reserves (together with Foresight Reserves, the “Reserves Investor Group”) purchasing, through a tender offer (the “Tender Offer”) (conditioned upon the contemporaneous consummation of the Exchange Offer described above), up to $105.4 million principal amount of the Notes held by holders that are not Reserves, the Reserves Investor Group or their affiliates, which shall settle contemporaneously with the settlement of the Exchange Offer (such purchased notes, the “New Affiliate Notes”). Reserves Investor Group will then exchange the New Affiliate Notes, together with $83 million principal amount of Notes currently held by them, for: (a) up to $180 million principal amount of New Exchangeable PIK Notes and (b) up to $9.9 million principal amount of New Second Lien Notes. An additional principal amount of New Second Lien Notes equal to the accrued and unpaid interest on the New Affiliate Notes as of the Effective Date will be issued to the holders tendering in the Tender Offer. An additional principal amount of New Second Lien Notes equal to the accrued and unpaid interest on the 2021 Senior Notes held by Reserves Investor Group as of the Effective Date will be issued to Reserves Investor Group;

●

The Partnership and the Consenting Lenders will amend and restate the Credit Agreement to effect the following amendments: (i) a $75 million reduction in aggregate lender commitments under the revolving credit facility (with an additional $25 million reduction to occur on December 31, 2016); (ii) a 1.00% increase in the interest rates applicable to borrowings under the Credit Agreement; (iii) the implementation of an “excess cash flow sweep” provision (to be applicable in the second half of 2016 and in 2017), requiring prepayment of the term loans thereunder with 50% of “excess cash flow” (to be defined in a manner consistent with the existing Credit Agreement definition, subject to any mutually agreed upon modifications); (iv) the amendment of the consolidated interest coverage ratio and senior secured leverage ratio financial covenants to make such covenants applicable to both the term loan facility and the revolving credit facility (instead of only the revolving credit facility); (v) the amendment of the senior secured leverage ratio applicable to the financial maintenance covenant to be as follows: (a) 3.5 to 1 through the end of 2016; (b) 3.5 to 1 during 2017; (c) 3.5 to 1 during 2018; (d) 3.25 to 1 during 2019; (e) 3.00 to 1 during 2020; and (f) 2.75 to 1 during 2021; (vi) the prohibition of certain restricted payments in 2016, 2017 and the first six months of 2018 (or such later date as the revolving credit facility is refinanced) (subject to limited tax-related exceptions in 2017 and thereafter); (vii) the implementation of an “anti-hoarding” provision, prohibiting borrowings under the revolving credit facility (other than letters of credit) when FELLC’s unrestricted cash exceeds $35 million; (viii) other amendments to the Credit Agreement for the purpose of implementing the other transactions contemplated in the proposed Restructuring; and (ix) other amendments to the covenants, representations and warranties, events of default and other provisions of the Credit Agreement;

●	Certain proposed amendments and waivers to the Trade A/R Securitization financing agreement to (among other things) address existing defaults;
●	The proposed execution of a new intercreditor agreement among the first-lien creditors and the proposed new second-lien creditors;
●	The proposed execution of certain release agreements among the Partnership, its principal equityholders and holders of the 2021 Senior Notes;
●

Certain proposed operational and corporate governance changes, including the appointment of a Chief Accounting Officer of the Partnership’s general partner that is not affiliated with its significant equityholders, the appointment of a board observer mutually agreed upon by the holders of the 2021 Senior Notes and the Partnership and the establishment of a “Synergy and Conflicts Committee” tasked with review and oversight of affiliate transactions; and

●

Proposed modifications or amendments to the Partnership’s other operational or financing documents, including equipment financings, as may be necessary to address existing defaults and/or events of default and permit the other proposed Restructuring transactions.

On August 1, 2016, we launched the Tender Offer and Exchange Offer as part of the Restructuring. The successful consummation of the transactions contemplated by the A&R Support Agreements is subject to various conditions, including the successful negotiation of definitive documentation and other conditions that are not within our control. There can be no assurances that we will be able to successfully negotiate or implement any of the proposed Restructuring transactions contemplated by the A&R Support Agreements, or if we are able to do so, that such negotiation or implementation will be consistent with the terms described herein. Our other creditors and stakeholders not party to the A&R Support Agreements have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring and are not bound to take (or refrain from taking) any actions as a result of the execution of the A&R Support Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the notes thereto included elsewhere in this report. This discussion may contain statements about our business, operations and industry that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations as of the filing date of this report. Our future results and financial condition may differ materially from those we currently anticipate as a result of various factors. Among those factors that could cause actual results to differ materially are the following:

•	Any adverse effects from our current debt defaults, including a bankruptcy filing;
•	The market price for coal;
•	The supply of, and demand for, domestic and foreign coal;
•	Competition from other coal suppliers;
•	The cost of using, and the availability of, other fuels, including the effects of technological developments;
•	Advances in power technologies;
•	The efficiency of our mines;
•	The amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;
•	The pricing terms contained in our long-term contracts;
•	Cancellation or renegotiation of contracts;
•	Legislative, regulatory and judicial developments, including those related to the release of greenhouse gases;
•	The strength of the U.S. dollar;

•	Air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;
•	Delays in the receipt of, failure to receive, or revocation of, necessary government permits;
•	Inclement or hazardous weather conditions and natural disasters;
•	Availability and cost or interruption of fuel, equipment and other supplies;
•	Transportation costs;
•	Availability of transportation infrastructure, including flooding and railroad derailments;
•	Cost and availability of our contract miners;
•	Availability of skilled employees;
•	Work stoppages or other labor difficulties; and
•	The receipt of insurance recoveries related to the Hillsboro combustion event.

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

We control over 3 billion tons of coal reserves, almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with four underground mining complexes in the Illinois Basin: Williamson, Sugar Camp and Hillsboro, all three of which are longwall operations, and Macoupin, which is a continuous miner operation. The Williamson and Hillsboro complexes each have one longwall system and Sugar Camp is operating with two longwall mining systems. Mining operations at our Hillsboro complex have been idle since March 2015 due to a combustion event. In April 2016, we temporarily sealed the entire mine to reduce the oxygen flow paths into the mine. We are uncertain as to when production will resume at this operation.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern United States and internationally (primarily in Europe). We sell our coal to customers at delivery points other than just our mines, including, but not limited to, river terminals on the Ohio and Mississippi Rivers and at two ports near New Orleans.

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

As a result of the event of default triggered by the Delaware Court of Chancery memorandum opinion, we have not had access to borrowings or other extensions of credit under our Revolving Credit Facility (as defined below), which has negatively impacted our liquidity. As such, we have not paid the $23.6 million of interest owed to holders of the 2021 Senior Notes, resulting in an additional event of default. Additionally, we do not expect to make the interest payment of $23.6 million in respect of the 2021 Senior Notes that is due on August 15, 2016. Also, our recent losses have had a significant negative impact on our compliance with the financial debt covenants under our Credit Agreement, which are calculated on the rolling prior four quarters financial results. Our Credit Agreement requires that we maintain a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x.  Based on our current forecasts, we are seeking financial covenant relief from our lenders under the Credit Agreement, which has been provided for in the terms of the proposed amendment and restatement to the Credit Agreement contemplated within the Lender TSA.  However, there can be no assurances that the proposed amendment and restatement of the Credit Agreement will be successful.

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

We have entered into forbearance agreements with such noteholders and the lenders to our accounts receivable securitization program to forbear from exercising certain rights and remedies to which they may be entitled until August 31, 2016, respectively. We have not entered into forbearance agreements with the lenders under our longwall equipment financing arrangements (with the exception of one such lender). Therefore, most of these lenders may exercise any remedies available to them at any time, including the acceleration of the indebtedness owed thereunder and exercising remedies with respect to our collateral securing such indebtedness.

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

On July 22, 2016, we entered into the A&R Notes Transaction Support Agreement with certain Consenting Noteholders of the 2021 Senior Notes, the Cline Group, and Murray Energy, pursuant to which the parties to the agreement have agreed (subject to the terms and conditions set forth therein) to modified terms of the Restructuring of the Partnership’s indebtedness and certain governance and equity matters relating to the Partnership. Additionally, on July 22, 2016, the Partnership entered into the A&R Lender Support Agreement with certain of the Consenting Lenders under the Partnership’s Credit Agreement, the Cline Group and Murray Energy, pursuant to which the parties to the agreement have agreed (subject to the terms and conditions set forth therein) to support modified terms of the Restructuring, including a proposed Amendment of the Credit Agreement.

The successful consummation of the transactions contemplated by the A&R Support Agreements is subject to various conditions, including the successful negotiation of definitive documentation and other conditions that are not within the control of the Partnership or its affiliates. There can be no assurances that we will be able to successfully negotiate or implement any of the proposed Restructuring transactions contemplated by the A&R Support Agreements, or if we are able to do so, that such negotiation or implementation will be consistent with the terms described herein. Our other creditors and stakeholders not party to the A&R Support Agreements have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring and are not bound to take (or refrain from taking) any actions as a result of the execution of the A&R Support Agreements. See “Item 1. Financial Statements – Note 3. Debt Defaults and Liquidity” and “Item 1. Financial Statements – Note 19. Subsequent Events” for additional discussion.

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

We define Adjusted EBITDA as net income (loss) attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds to Adjusted EBITDA the aggregate settlements during the period.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Coal Sales. The following table summarizes coal sales information during the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Coal sales	$224,093	$249,900	$(25,807)	-10.3%
Tons sold	5,057	5,631	(574)	-10.2%
Coal sales realization per ton sold(1)	$44.31	$44.38	$(0.07)	-0.2%
Netback to mine realization per ton sold(2)	$36.89	$36.21	$0.68	1.9%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decline in coal sales revenue from the prior year period was primarily due to a decline in coal sales volumes attributed to difficult coal market conditions driven by oversupply in the market, excess utility stockpile inventory and continued low natural gas prices.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$112,070	$121,987	$(9,917)	-8.1%
Produced tons sold	5,057	5,589	(532)	-9.5%
Cash cost per ton sold(1)	$22.16	$21.83	$0.33	1.5%

Tons produced	4,889	4,700	189	4.0%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) during the current quarter was primarily due to lower sales volumes.

Transportation. Our cost of transportation for the three months ended June 30, 2016 decreased $8.5 million from the prior year period due to lower sales volumes and a $0.74 per ton decrease in the average cost of transportation per ton sold. The decline in transportation cost per ton sold was due to a lower percentage of our sales going to international markets during the current year period, partially offset by $5.6 million of higher charges for estimated shortfalls on minimum contractual throughput volume requirements.

Transition and Reorganization Costs. As part of the Murray Energy transaction, Foresight entered into the MSA with Murray Energy with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicative selling, general and administrative costs. Transition and reorganization costs were $1.0 million for the three months ended June 30, 2016, as compared to $12.3 million for the three months ended June 30, 2015. The costs for the current year period were comprised of the remaining retention compensation to certain employees during the transition period.

Loss (Gain) on Commodity Derivative Contracts. We recorded a loss on our commodity derivative contracts of $10.8 million for the three months ended June 30, 2016, compared to a $5.9 million loss for the three months ended June 30, 2015. The loss during the current year period was due to a substantial increase in the API 2 forward price curve during the three months ended June 30, 2016. For the three months ended June 30, 2016 and 2015, we realized net gains of $4.8 million and $27.3 million, respectively, on the settlement of commodity derivative contracts.

Interest Expense, Net. Interest expense, net for the three months ended June 30, 2016 increased $5.0 million from the prior year period due primarily to higher average term loan borrowings during the current year period as well as higher interest rates charged on the term loan, revolving credit facility and A/R securitization facility borrowings due to the default interest rates being in effect.

Debt Restructuring Costs. The $5.9 million of debt restructuring costs incurred during the three months ended June 30, 2016 represents legal and other advisor fees incurred as a result of the unfavorable ruling under the 2021 Senior Note bondholder lawsuit, including the negotiations with all of our creditors as a result of the default and the evaluation of our alternatives with respect to the restructuring of our indebtedness.

Adjusted EBITDA. Adjusted EBITDA declined $28.4 million from the prior year period due primarily to the settlements of $27.3 million in commodity derivative contracts gains during the three months ended June 30, 2015, as compared to settlements of only $4.8 million during the three months ended June 30, 2016 and due to lower sales volumes during the current year period. The table below reconciles net loss attributable to controlling interests to Adjusted EBITDA for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
	(In Thousands)
Net loss attributable to controlling interests	$(27,786)	$(25,403)
Interest expense, net	34,335	29,359
Depreciation, depletion and amortization	45,467	52,731
Accretion on asset retirement obligations	844	567
Transition and reorganization costs (excluding amounts included in equity-based compensation below)(1)	333	9,603
Equity-based compensation	435	3,407
Loss on commodity derivative contracts	10,760	5,905
Settlements of commodity derivative contracts	4,801	27,347
Debt restructuring costs	5,920	—
Adjusted EBITDA	$75,109	$103,516

(1)

– Equity-based compensation of $0.6 million and $2.6 million was recorded in transition and reorganization costs in the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Coal Sales. The following table summarizes coal sales information during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Coal sales	$387,190	$488,815	$(101,625)	-20.8%
Tons sold	8,810	10,732	(1,922)	-17.9%
Coal sales realization per ton sold(1)	$43.95	$45.55	$(1.60)	-3.5%
Netback to mine realization per ton sold(2)	$36.76	$36.85	$(0.09)	-0.2%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decline in coal sales revenue from the prior year period was due to a decline in coal sales volumes of 1.9 million tons and a decrease in coal sales realization per ton sold of $1.60. The decline in coal sales volumes was attributed to difficult coal market conditions driven by oversupply in the market, excess utility stockpile inventory and continued low natural gas prices. Our coal sales realization per ton sold decreased from the prior year period due to a lower mix of international sales during the current year period and a decline in realization per ton on our international sales. The decline in tons sold to the international market resulted in a corresponding decline in transportation expense during the current year period therefore the netback to mine realization per ton sold remained in-line with the prior year period.

Three Months Ended June 30,

Other Revenues. Other revenues of $4.9 million and $1.3 million recorded for the six months ended June 30, 2016 and 2015, respectively, were primarily comprised of overriding royalty and lease revenues earned on the financing agreements entered into with affiliates of Murray Energy in April 2015. The increase over the prior year reflects these financing agreements being in place for the full six month period in 2016.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$201,246	$232,575	$(31,329)	-13.5%
Produced tons sold	8,793	10,690	(1,897)	-17.7%
Cash cost per ton sold(1)	$22.89	$21.76	$1.13	5.2%

Tons produced	9,188	11,309	(2,121)	-18.8%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) during the current period was largely due to lower sales volumes during the current year period offset partially by a $1.13 per ton increase in cash cost per ton sold. The increase in cash cost per ton sold during the six months ended June 30, 2016 was attributed primarily to the direct and indirect costs from the Hillsboro mine fire. During the prior year period, Hillsboro received a refund from its utility provider which offset the costs of the mine fire. We also incurred higher cash costs per ton sold at our Williamson mine driven by lower production, higher longwall-related costs and a decline in clean coal recovery related to a decrease in coal seam thickness.

Transportation. Our cost of transportation for the six months ended June 30, 2016 decreased $30.0 million from the prior year period primarily due to lower sales volumes and a $1.49 per ton decrease in the average cost of transportation per ton sold. The decline in transportation cost per ton sold was due to a lower percentage of our sales going to international markets during the current year period, partially offset by $10.0 million of higher charges for estimated shortfalls on minimum contractual throughput volumes.

Selling, General and Administrative. The $9.2 million decline in selling, general and administrative expenses from the six months ended June 30, 2015 was primarily due to a $7.1 million fully-vested equity award granted to the Partnership’s former chief executive officer during the first quarter of 2015. The remainder of the decline was attributed to the economic benefits of the MSA entered into with Murray Energy in April 2015.

Transition and Reorganization Costs. As part of the Murray Energy transaction, Foresight entered into the MSA with Murray Energy with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicative selling, general and administrative costs. Transition and reorganization costs were $6.9 million for the six months ended June 30, 2016, as compared to $12.3 million for the six months ended June 30, 2015. The costs for the current year period were comprised of the remaining retention compensation to certain employees during the transition period. Included in transition and reorganization costs for the six months ended June 30, 2016 were $2.3 million of costs paid by Foresight Reserves which were recorded as capital contributions, $4.3 million of equity-based compensation for the accelerated vesting of certain equity awards, and $0.2 million of other one-time charges related to the Murray Energy transaction.

Loss (Gain) on Commodity Derivative Contracts. We recorded a loss on our commodity derivative contracts of $11.3 million for the six months ended June 30, 2016, compared to a $23.2 million gain for the six months ended June 30, 2015. The loss during the current year period was due to a substantial increase in the API 2 forward price curve. For the six months ended June 30, 2016 and 2015, we had settlements of $9.9 million and $40.6 million, respectively, on commodity derivative contracts.

Other Operating Expense (Income), Net. Other operating expense (income), net decreased $14.3 million from the prior year period primarily due to a $13.5 million favorable legal settlement with Murray Energy during the six months ended June 30, 2015.

Interest Expense, Net. Interest expense, net for the six months ended June 30, 2016 increased $10.6 million from the prior year period due primarily to higher average term loan borrowings during the current year period as well as higher interest rates charged on the term loan, revolving credit facility and A/R securitization facility borrowings due to the default interest rates being in effect for much of 2016.

Debt Restructuring Costs. The $15.6 million of debt restructuring costs incurred during the six months ended June 30, 2016 represents legal and other advisor fees incurred as a result of the unfavorable opinion related to the 2021 Senior Note bondholder lawsuit, including the negotiations with all of our creditors as a result of the default and the evaluation of our alternatives with respect to the restructuring of our indebtedness.

Adjusted EBITDA. Adjusted EBITDA declined $79.6 million from the prior year period due primarily to the settlements of $40.6 million in commodity derivative contracts during the six months ended June 30, 2015, as compared to only $9.9 million during the six months ended June 30, 2016, and lower sales volumes and higher cash costs per ton sold during the current year period. The table below reconciles net (loss) income attributable to controlling interests to Adjusted EBITDA for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Net (loss) income attributable to controlling interests	$(69,491)	$16,903
Interest expense, net	67,330	56,700
Depreciation, depletion and amortization	81,884	91,549
Accretion on asset retirement obligations	1,688	1,134
Transition and reorganization costs (excluding amounts included in equity-based compensation below)(1)	2,575	9,604
Equity-based compensation	4,427	11,637
Loss (gain) on commodity derivative contracts	11,283	(23,162)
Settlements of commodity derivative contracts	9,921	40,632
Debt restructuring costs	15,630	—
Loss on extinguishment of debt	107	—
Adjusted EBITDA	$125,354	$204,997

(1)

– Equity-based compensation of $4.3 million and $2.6 million was recorded in transition and reorganization costs in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). Historically, our cash flows from operations and available capacity under our Revolving Credit Facility supported our cash requirements. The existence of an event of default has prohibited us access to borrowings or other extensions of credit under our Revolving Credit Facility. As such, management has been focused on the preservation of our liquidity. As of June 30, 2016, we had $45.2 million of cash on hand. Our liquidity restraints prohibited our payment of the $23.6 million of interest owed to holders of the 2021 Senior Notes due on February 16, 2016, resulting in an additional event of default. Additionally, we do not expect to make the interest payment of $23.6 million in respect of the 2021 Senior Notes that is due on August 15, 2016. Also, our recent losses have had a significant negative impact on our compliance with the financial debt covenants under our Credit Agreement, which are calculated on the rolling prior four quarters financial results. Our Credit Agreement requires that we maintain a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x.  Based on our current forecasts, we are seeking financial covenant relief from our lenders under the Credit Agreement, which has been provided for in the terms of the proposed amendment and restatement to the Credit Agreement contemplated within the Lender TSA.  However, there can be no assurances that the proposed amendment and restatement of the Credit Agreement will be successful.

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

In light of our debt defaults and current operating results, all distributions to our limited partner unitholders have been suspended. There is no assurance as to future cash distributions since they are dependent upon future earnings, cash flows, compliance with our debt covenants, capital requirements, financial condition and other factors. Both the Credit Agreement and the 2021 Senior Notes carry limitations on restricted payments. The terms of the proposed amendment to the Credit Agreement and other agreements contemplated in the proposed Restructuring provide for covenants that, in material respects, will be even more restrictive than our current debt agreements.  See “Item 1. Financial Statements – Note 19. Subsequent Events” for additional discussion.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In Thousands)
Net cash provided by operating activities	$73,612	$68,880
Net cash used in investing activities	$(11,891)	$(111,051)
Net cash (used in) provided by financing activities	$(34,084)	$43,687

Cash provided by operating activities increased $4.7 million during the six months ended June 30, 2016 as the significant decline in net income, excluding non-cash items, during the current year was offset by favorable variances in working capital accounts, including:

●	a $23.9 million favorable accrued interest variance driven by the $23.6 million interest payment owed to holders of our 2021 Senior Notes due February 16, 2016 not being paid;
●	a $23.4 million favorable inventory variance as there was not a significant coal inventory build during the first half of 2016 as there was during 2015 as a result of reduced operating schedules;
●	an $11.4 million favorable accounts payable variance and a $20.6 million favorable due from/to affiliates, net variance, both of which are primarily a function of timing.

Net cash used in investing activities was $11.9 million for the six months ended June 30, 2016, compared to $111.1 million for the six months ended June 30, 2015. The decline in net cash used in investing activities was partially due to a $41.8 million reduction in capital expenditures due to expansion capital for the second longwall mine at our Sugar Camp complex coming to an end in 2015, the strict controlling of maintenance capital expenditures to preserve liquidity, and the shutdown of production at our Hillsboro mine due to the mine fire. During the six months ended June 30, 2015, we also made a $75.0 million investment in Murray Energy transport lease and overriding royalty agreement (see “Item 1. Financial Statements – Note 13. Related-Party Transactions”) and received $19.1 million in proceeds from the settlement of certain outstanding derivative contracts prior to the economically hedged sale transaction occurring.

Net cash used in financing activities was $34.1 million for the six months ended June 30, 2016, compared to $43.7 million provided by financing activities for the six months ended June 30, 2015. During the six months ended June 30, 2016, we repaid $10.1 million of principal under our A/R securitization program and $22.7 million of principal under our longwall financing and capital lease arrangements. During the six months ended June 30, 2015, we increased our net borrowings by $142.6 million and paid distributions of $95.2 million.

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

As discussed above under “Debt Defaults and Liquidity”, on December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy constituted a “change of control” under the Indenture governing the 2021 Senior Notes and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015. As such, we have not paid the $23.6 million of interest owed to holders of the 2021 Senior Notes, resulting in an additional event of default. Additionally, we do not expect to make the interest payment of $23.6 million in respect of the 2021 Senior Notes that is due on August 15, 2016. We are actively negotiating an out-of-court restructuring with certain holders of the 2021 Senior Notes and our other creditors. See “Item 1. Financial Statements – Note 3. Debt Defaults and Liquidity” and “Item 1. Financial Statements – Note 19. Subsequent Events” for additional discussion.

Revolving Credit Facility and Term Loan

In August 2013, FELLC executed the second amendment to its credit agreement (the “Credit Agreement”) to increase the borrowing capacity under the Revolving Credit Facility from $400.0 million to $500.0 million and extend the maturity date to August 23, 2018. In May 2015, FELLC entered into the Incremental Amendment No. 1 to the Credit Agreement which increased lender commitments under the Revolving Credit Facility by $50.0 million to $550.0 million. The Revolving Credit Facility is guaranteed by the Partnership and all of its domestic operating subsidiaries except Foresight Energy Finance Corporation. Interest on borrowings under the amended Revolving Credit Facility is based, at our election, on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at a defined prime rate plus an applicable margin. The applicable margin is determined based on our consolidated net leverage ratio, as defined in the Credit Agreement. We are also required to pay a 0.5% commitment fee for unutilized capacity. In January 2016, we received notice from the administrative agent to the Credit Agreement that prospective borrowings under the Credit Agreement would be subject to default interest rates, as defined in the Credit Agreement, which resulted in a 2% increase to the borrowing, commitment and letter of credit rates. The weighted-average effective interest rate on borrowings under the Revolving Credit Facility as of June 30, 2016 was 6.1%. At June 30, 2016, we had borrowings of $352.5 million outstanding under the Revolving Credit Facility and $6.5 million outstanding in letters of credit.

The Credit Agreement was also amended on August 23, 2013 to incorporate the issuance of a $450.0 million senior secured term loan (the “Term Loan”). The Term Loan required quarterly principal payments of approximately $1.1 million, which commenced on December 31, 2013. In June 2014, we repaid $210.0 million of principal with proceeds from the IPO, which was applied against the prospective scheduled quarterly principal payments. In May 2015, FELLC entered into the Incremental Amendment No. 1 to the Credit Agreement, which in addition to increasing our capacity under the Revolving Credit Facility, allowed for the borrowing of $60.0 million of additional Term Loan principal. No scheduled principal payments are due until the Term Loan matures on August 23, 2020, at which point all remaining unpaid principal is due. The Term Loan bears interest at LIBOR plus 4.5%, subject to a 1% LIBOR floor. In January 2016, we received notice from the administrative agent to the Credit Agreement that prospective borrowings under the Credit Agreement would be subject to default interest rates, as defined in the Credit Agreement, which resulted in a 2% increase to the borrowing rate. As of June 30, 2016, the interest rate on the Term Loan was 7.5% and the principal balance outstanding was $297.8 million.

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

The Revolving Credit Facility is subject to customary debt covenants, including a consolidated interest coverage ratio and a consolidated net senior secured leverage ratio. Our Credit Agreement requires that we maintain a consolidated interest coverage ratio of at least 2.00x and a consolidated net senior secured leverage ratio of no greater than 2.75x.  Based on our current forecast, we are seeking financial covenant relief from our lenders under the Credit Agreement, which has been provided for in the terms of the proposed amendment and restatement to the Credit Agreement contained within the Lender TSA.  However, there can be no assurances that the proposed amendment and restatement of the Credit Agreement will be successful.

On July 22, 2016, we entered into the A&R Notes Transaction Support Agreement with certain Consenting Noteholders of the 2021 Senior Notes, the Cline Group, and Murray Energy, pursuant to which the parties to the agreement have agreed (subject to the terms and conditions set forth therein) to modified terms of the Restructuring of the Partnership’s indebtedness and certain governance and equity matters relating to the Partnership. Additionally, on July 22, 2016, the Partnership entered into the A&R Lender Support Agreement with certain of the Consenting Lenders under the Partnership’s Credit Agreement, the Cline Group and Murray Energy, pursuant to which the parties to the agreement have agreed (subject to the terms and conditions set forth therein) to support modified terms of the Restructuring, including a proposed Amendment of the Credit Agreement.

The successful consummation of the transactions contemplated by the A&R Support Agreements is subject to various conditions, including the successful negotiation of definitive documentation and other conditions that are not within the control of the Partnership or its affiliates. There can be no assurances that we will be able to successfully negotiate or implement any of the proposed Restructuring transactions contemplated by the A&R Support Agreements, or if we are able to do so, that such negotiation or implementation will be consistent with the terms described herein. Our other creditors and stakeholders not party to the A&R Support Agreements have not approved nor agreed (either implicitly or explicitly) to the terms of the Restructuring and are not bound to take (or refrain from taking) any actions as a result of the execution of the A&R Support Agreements. See “Item 1. Financial Statements – Note 19. Subsequent Events” for additional discussion.

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

On January 27, 2016, we entered into a forbearance agreement in respect of our Securitization Program (as amended, the “Securitization Forbearance Agreement”), pursuant to which the agent under that facility and the lenders under the securitization program agreed to forbear from exercising certain rights and remedies to which they may be entitled. The Securitization Forbearance Agreement currently remains in effect through August 31, 2016, unless extended by the securitization lenders in their sole discretion. There can be no assurances that the securitization lenders will agree to any extension of the Securitization Forbearance Agreement or that if such forbearance agreement is terminated early or expires, that the securitization lenders will not pursue any and all remedies available to them. Also under the Securitization Forbearance Agreement, the receivables facility was amended to permanently reduce commitments to $50.0 million in total, and the Borrower may borrow up to an amount such that the aggregate amount outstanding plus any adjusted LC participation amount at such time does not exceed the least of (i) $41.0 million, (ii) the borrowing base at such time and (iii) an amount equal to 70% of the outstanding balance of the eligible receivables. Any extensions of credit under this agreement during the forbearance period are at the sole and absolute discretion of the lenders.

As of June 30, 2016, we had borrowings outstanding of $30.9 million under the Securitization Program and are paying the default interest rate of 6.2% on outstanding borrowings under this facility.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. These capital lease obligations bear interest at 5.762% and principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. As of June 30, 2016, $40.7 million was outstanding under these capital lease obligations.

In March 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. These capital lease obligations bear interest ranging from 5.4% to 6.3%, and principal and interest payments are due monthly over the terms of the leases. As of June 30, 2016, $10.0 million was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in 17 equal semiannual payments through September 30, 2020. The outstanding balance as of June 30, 2016 was $46.4 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in 17 equal semiannual payments through June 30, 2020. The outstanding balance as of June 30, 2016 was $44.8 million.

The guaranty agreements with the lender under both the 5.555% and 5.78% longwall financing arrangements contain certain financial covenants consistent with those of our Revolving Credit Facility.

Sale-Leaseback Financing Arrangements - Affiliate

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, a subsidiary of Natural Resources Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At June 30, 2016, the outstanding balance of the sale-leaseback financing arrangement was $143.5 million and the effective interest rate was 13.9%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At June 30, 2016, the outstanding balance of the sale-leaseback financing arrangement was $50.0 million and the effective interest rate was 13.1%.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At June 30, 2016, we had $6.5 million of letters of credit outstanding.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $82.2 million as of June 30, 2016 to secure reclamation and other performance commitments. In February 2016, we were required to post cash collateral of $2.5 million to our surety bond provider.

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

Commodity Price Risk

We have commodity price risk as a result of changes in the market value of our coal. We try to minimize this risk by entering into fixed price coal supply agreements and, from time to time, commodity hedge agreements. As of June 30, 2016, we had the following contracted sales commitments for the years ending December 31, 2016 and 2017:

	Priced	Unpriced (or Index-Based)	Total
	(Tons, in Millions)
Year ending December 31, 2016	17.7	0.9	18.6
Year ending December 31, 2017	9.4	3.2	12.6

As of June 30, 2016, we have 0.8 million tons economically hedged with forward coal derivative contracts tied to the API 2 coal price index to partially mitigate coal price risk through 2017. The impact of our economic hedges to fix the selling price on unpriced (or index-based) coal sales contracts and forecasted sales is not reflected in the table above. A 10% change in the API 2 index would result in a $4.6 million change in the fair value of outstanding forward coal derivative contracts.

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. To limit our exposure to price volatility, we have entered into swap agreements with financial institutions which allow us to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of June 30, 2016, we had 0.5 million gallons of diesel fuel hedged through 2016. A 10% change in the price of diesel fuel would result in a $0.1 million change in the fair value of these derivative contracts.

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2016, of our $1.4 billion in long-term debt and capital lease obligations outstanding, $681.2 million of outstanding borrowings have interest rates that fluctuated based on changes in market interest rates (excluding the impact of default interest rates). A one percentage point increase in the non-default interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $4.9 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed below and under Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, which could have a material adverse effect on our business, financial condition, or future results. Such risks described herein and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, operations, financial condition or future results.

In connection with the Exchange Offer, the Tender Offer and the proposed Restructuring (see “Item 1. Financial Statements – Note 19. Subsequent Events” for additional discussion), the Partnership is disclosing the following additional risks to holders of its Common Units:

Unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.  The Exchange Offer is expected to generate substantial cancellation of indebtedness income that will be allocated and taxable to our unitholders.  The amount of such taxable income cannot be determined with precision currently, but the amount of a unitholder’s resulting tax liability per unit may be substantial in relation to, or potentially exceed the value of, a Common Unit.

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income regardless of whether the unitholders receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from that income.   Due to restrictions under our current indebtedness and restrictions anticipated under the Second Lien Notes, the Exchangeable PIK Notes and the Partnership’s amended and restated credit agreement, we have suspended regular distributions and expect to be limited to paying certain tax-related distributions for the foreseeable future.

 The Exchange Offer may result in income and gain to our unitholders at the time the Exchange Offer is effective. Transactions that reduce our existing debt, such as debt exchanges, debt repurchases, or modifications and extinguishment of our existing debt would result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to unitholders as ordinary taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom with respect to each Common Unit may be substantial in relation to, or potentially exceed the value of, the Common Unit.  COD income is treated as an extraordinary item under applicable regulations and our partnership agreement and therefore will be allocated to our unitholders that hold units at the effective time of the Exchange Offer.

The amount of COD income that may be generated by the Exchange Offer cannot be determined with precision currently, because it will depend on a combination of factors, including whether the Exchangeable PIK Notes and Second Lien Notes are “publicly traded,” the trading value of such securities before and after consummation of the Exchange Offer if they are publicly traded, potentially the trading value of the 2021 Senior Notes (which are currently trading at a substantial discount to par) if the Exchangeable PIK Notes or Second Lien Notes are not publicly traded, and the fair market value of the right to receive the Warrants.

Entities taxed as corporations may have net operating losses to offset COD income or may otherwise qualify for an exception to the recognition of COD income, such as the bankruptcy or insolvency exceptions. As long as we are treated as a partnership, however, the exceptions are not available to us and are only available to unitholders if unitholders are personally insolvent. As a result, these exceptions generally would not apply to prevent the taxation of COD income allocated to unitholders. The ultimate tax effect of any such income allocations will depend on the unitholder’s individual tax position, including, for example, the unitholder’s allocable share of any current ordinary losses, if any, that we may generate from the operation of our business or disposition of assets and the availability of any passive losses previously suspended by the unitholder that may offset some portion of the allocable COD income. Unitholders may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to their ultimate disposition of units. Unitholders, or prospective unitholders, are encouraged to consult their tax advisor with respect to the consequences to them of COD income.

The Restructuring contemplates the potential issuances of additional equity securities by us which would significantly dilute the ownership of our existing unitholders.

We may issue a significant amount of additional equity securities to our creditors in connection with the Restructuring. To the extent we issue substantial additional equity securities, the ownership of our existing unitholders would be diluted and such dilution could be substantial.

Restrictions in the agreements governing our indebtedness currently limit, and restrictions in the agreements that will govern our indebtedness as contemplated by the Restructuring will further limit, our ability to make distributions to our unitholders.

The 2021 Senior Notes Indenture, the Credit Agreement and the agreements governing our longwall financing arrangements and other financing arrangements prohibit us from making distributions to unitholders if any default or event of default (as defined in each agreement) exists. We currently have multiple events of default under the 2021 Senior Notes Indenture and the agreements governing our senior secured credit facilities, our longwall financing arrangements and other financing arrangements and therefore are prohibited from paying distributions to our unitholders.  In addition, our debt agreements contain covenants limiting our ability to resume payment of distributions to unitholders. We expect that these covenants will apply differently depending on our fixed charge coverage ratio.

Furthermore, in connection with the proposed Restructuring, we intend to enter into new agreements or amendments to our existing debt agreements (including the indentures governing the Second Lien Notes and the Exchangeable PIK Notes and amendments to our amended and restated credit agreement and our other debt agreements) that will provide for covenants that, in material respects, will be even more restrictive than our current debt agreements.

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

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2016.

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

10.1

Transaction Support Agreement dated as of April 18, 2016 between Foresight Energy LLC, Foresight Energy LP and certain Consenting Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2016 (SEC File No. 001-36503)).

10.2

Transaction Support Agreement dated as of May 17, 2016 between Foresight Energy LLC, Foresight Energy LP and certain of its subsidiaries and certain Consenting Noteholders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2016 (SEC File No. 001-36503)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended June 30, 2016 filed in XBRL. The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed".

*	Filed herewith.

**	Furnished.