Form 10-Q
period 2016-09-30
Foresight Energy LP
filed 2016-11-09
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 66,104,673 common units and 64,954,691 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$76,847	$17,538
Accounts receivable	64,622	61,325
Due from affiliates	10,526	16,615
Financing receivables - affiliate	2,849	2,689
Inventories, net	39,942	50,652
Prepaid expenses	7,883	5,498
Prepaid royalties	838	5,386
Deferred longwall costs	14,541	18,476
Coal derivative assets	11,654	26,596
Other current assets	3,209	5,565
Total current assets	232,911	210,340
Property, plant, equipment and development, net	1,335,999	1,433,193
Due from affiliates	1,843	2,691
Financing receivables - affiliate	67,982	70,139
Prepaid royalties	72,149	70,300
Coal derivative assets	3,068	22,027
Other assets	21,871	12,493
Total assets	$1,735,823	$1,821,183
Liabilities and partners’ (deficit) capital
Current liabilities:
Current portion of long-term debt and capital lease obligations	$68,057	$1,434,566
Accrued interest	6,061	24,574
Accounts payable	52,071	55,192
Accrued expenses and other current liabilities	41,126	35,825
Due to affiliates	10,226	8,536
Total current liabilities	177,541	1,558,693
Long-term debt and capital lease obligations	1,345,142	—
Long-term accrued interest	4,174	—
Sale-leaseback financing arrangements	193,220	193,434
Asset retirement obligations	45,571	43,277
Warrant liability	32,593	—
Other long-term liabilities	7,613	6,896
Total liabilities	1,805,854	1,802,300
Limited partners' capital (deficit):
Common unitholders (66,105 and 65,192 units outstanding as of September 30, 2016 and December 31, 2015, respectively)	143,057	186,660
Subordinated unitholder (64,955 units outstanding as of September 30, 2016 and December 31, 2015)	(213,088)	(166,061)
Total limited partners' (deficit) capital	(70,031)	20,599
Noncontrolling interests	—	(1,716)
Total partners' (deficit) capital	(70,031)	18,883
Total liabilities and partners' (deficit) capital	$1,735,823	$1,821,183

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands, Except per Unit Data)
Revenues
Coal sales	$228,472	$251,125	$615,662	$739,940
Other revenues	2,353	1,941	7,249	3,263
Total revenues	230,825	253,066	622,911	743,203

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	110,311	128,195	311,557	360,769
Cost of coal purchased	183	5,055	733	7,063
Transportation	33,324	34,377	96,679	127,757
Depreciation, depletion and amortization	43,637	54,152	125,521	145,701
Accretion on asset retirement obligations	844	567	2,532	1,700
Selling, general and administrative	7,340	4,761	18,648	25,285
Transition and reorganization costs	—	5,037	6,889	17,288
Loss (gain) on commodity derivative contracts	5,987	(17,541)	17,270	(40,703)
Other operating expense (income), net	(2,215)	384	(2,124)	(13,872)
Operating income	31,414	38,079	45,206	112,215
Other expenses:
Interest expense, net	37,939	29,891	105,269	86,591
Debt restructuring costs	6,072	—	21,702	—
Change in fair value of warrants	(1,452)	—	(1,452)	—
Loss on extinguishment of debt	13,186	—	13,294	—
Net (loss) income	(24,331)	8,188	(93,607)	25,624
Less: net (loss) income attributable to noncontrolling interests	(45)	118	169	652
Net (loss) income attributable to controlling interests	(24,286)	8,070	(93,776)	24,972
Less: net income attributable to predecessor equity	—	—	—	23
Net (loss) income attributable to limited partner units	$(24,286)	$8,070	$(93,776)	$24,949

Net (loss) income available to limited partner units - basic and diluted:
Common unitholders	$(12,249)	$4,041	$(47,135)	$12,486
Subordinated unitholders	$(12,037)	$4,029	$(46,641)	$12,463

Net (loss) income per limited partner unit - basic and diluted:
Common unitholders	$(0.19)	$0.06	$(0.72)	$0.19
Subordinated unitholders	$(0.19)	$0.06	$(0.72)	$0.19

Weighted average limited partner units outstanding - basic and diluted:
Common units	66,098	65,156	65,737	65,067
Subordinated units	64,955	64,955	64,955	64,927

Distributions declared per limited partner unit	$—	$0.38	$—	$1.11

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statement of Partners’ (Deficit) Capital

	Limited Partners
	Common	Number of	Subordinated	Number of	Noncontrolling	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Interests	Capital (Deficit)
	(In Thousands, Except Unit Data)
Balance at January 1, 2016	$186,660	65,192,389	$(166,061)	64,954,691	$(1,716)	$18,883
Net (loss) income	(47,135)	—	(46,641)	—	169	(93,607)
Cash distributions	—	—	—	—	(182)	(182)
Deemed distribution - acquisition of variable interest entities	(922)	—	(907)	—	1,729	(100)
Capital contribution from Foresight Reserves LP	525	—	521	—	—	1,046
Equity-based compensation	4,711	—	—	—	—	4,711
Issuance of equity-based awards	—	912,284	—	—	—	—
Distribution equivalent rights on LTIP awards	28	—	—	—	—	28
Net settlement of withholding taxes on issued LTIP awards	(810)	—	—	—	—	(810)
Balance at September 30, 2016	$143,057	66,104,673	$(213,088)	64,954,691	$-	$(70,031)

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities	(In Thousands)
Net (loss) income	$(93,607)	$25,624
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	125,521	145,701
Equity-based compensation	4,711	12,897
Loss (gain) on commodity derivative contracts	17,270	(40,703)
Settlements of commodity derivative contracts	13,112	51,556
Settlements of commodity derivative contracts included in investing activities	—	(19,073)
Transition and reorganization expenses paid by Foresight Reserves (affiliate)	2,333	8,031
Current period interest expense converted into debt	31,484	—
Non-cash debt extinguishment expense	11,125	—
Other	9,025	6,822
Changes in operating assets and liabilities:
Accounts receivable	(3,297)	22,676
Due from/to affiliates, net	8,627	(25,406)
Inventories	9,737	(3,806)
Prepaid expenses and other current assets	(2,549)	2,265
Prepaid royalties	2,699	(1,820)
Commodity derivative assets and liabilities	2,624	(2,447)
Accounts payable	(3,121)	(21,625)
Accrued interest	3,380	(14,451)
Accrued expenses and other current liabilities	5,843	(4,085)
Other	1,422	(2,390)
Net cash provided by operating activities	146,339	139,766
Cash flows from investing activities
Investment in property, plant, equipment and development	(28,031)	(69,502)
Investment in financing arrangements with Murray Energy (affiliate)	—	(75,000)
Return of investment on financing arrangements with Murray Energy (affiliate)	1,997	1,112
Settlements of certain coal derivatives	—	19,073
Other	2,359	—
Net cash used in investing activities	(23,675)	(124,317)
Cash flows from financing activities
Net change in borrowings under revolving credit facility	—	58,000
Net change in borrowings under A/R securitization program	(12,200)	50,000
Proceeds from other long-term debt	—	59,325
Payments on other long-term debt and capital lease obligations	(33,499)	(33,274)
Payments on short-term debt	(653)	(2,010)
Distributions paid	(182)	(144,748)
Debt issuance costs paid	(15,825)	(2,751)
Other	(996)	(1,507)
Net cash used in financing activities	(63,355)	(16,965)
Net increase (decrease) in cash and cash equivalents	59,309	(1,516)
Cash and cash equivalents, beginning of period	17,538	26,509
Cash and cash equivalents, end of period	$76,847	$24,993
Supplemental information, including disclosures of non-cash financing activities:
Interest paid, net of amounts capitalized	$63,972	$96,050
Interest converted into debt	$49,203	$—
Fair value of warrants issued	$34,045	$—
Non-cash capital contribution from Foresight Reserves LP (affiliate)	$1,046	$10,507
Modifications to capital lease obligations	$663	$—
Short-term insurance financing	$603	$2,809

See accompanying notes.

Foresight Energy LP

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Nature of Business and Basis of Presentation

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of Foresight Energy LP (“FELP”), Foresight Reserves and a member of management contributed their ownership interests in FELLC to FELP for which they were issued common and subordinated units in FELP. FELP has been managed by Foresight Energy GP LLC (“FEGP”) since the IPO.  On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% noncontrolling economic interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership percentage of the Partnership’s limited partner units.

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

The Partnership operates in a single reportable segment and currently has four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event (the “Hillsboro combustion event”). In April 2016, we temporarily sealed the entire mine to reduce the oxygen flow paths into the mine. We are uncertain as to when production will resume at this operation. Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern United States, as well as overseas markets. Intercompany transactions, including those between consolidated VIEs, and FELP and its consolidated subsidiaries, are eliminated in consolidation.

The accompanying condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly, the Partnership’s condensed consolidated financial position, results of operations and cash flows for all periods presented. In preparing the condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under U.S. generally accepted accounting principles (“U.S. GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 on a retrospective basis during the first quarter of 2016. The adoption of ASU 2015-03 did not affect our results of operations or cash flows, but it required us to reclassify the deferred financing costs associated with certain of our long-term debt. We reclassified approximately $15.9 million of our deferred financing costs as of December 31, 2015 to long-term debt and capital lease obligations in our condensed consolidated financial statements to adhere to ASU 2015-03. The deferred financing costs associated with our revolving credit facility and trade AR securitization program continue to be presented as an asset on the condensed consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as equity or liabilities, an option to recognize gross equity-based compensation expense with actual forfeitures recognized as they occur and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Payments, which provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The guidance is effective for interim and annual periods beginning after December 15, 2017. We early adopted this standard during the current quarter and as a result presented all cash costs for debt prepayment and debt extinguishment as cash outflows from financing activities. The prior period presented had no such costs.

No other new accounting pronouncement issued or effective during the fiscal year which was not previously disclosed in our Annual Report on Form 10-K had, or is expected to have, a material impact on our consolidated financial statements or related disclosures.

3. Restructuring Transactions

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy (see Note 13) constituted a change of control under the indenture (the “Indenture”) governing our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015 (the “2015 Delaware Court of Chancery change-of-control litigation”). Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under FELLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s securitization program and certain other financing arrangements, including our longwall financing arrangements. The existence of an event of default prohibited us access to borrowings or other extensions of credit under our revolving credit facility and our failure to pay the semi-annual interest payments of $23.6 million due on February 15, 2016 and August 15, 2016 resulted in additional events of default. These conditions and circumstances above raised prior substantial doubt about the Partnership’s ability to continue as a going concern and therefore our auditor’s issued an audit opinion in connection with our 2015 consolidated financial statements with a “going concern” uncertainty explanatory paragraph.

On July 22, 2016, we entered into Amended and Restated Transaction Support Agreements (the “A&R Notes Transaction Support Agreements”) with existing consenting noteholders of the 2021 Senior Notes and certain equityholders of the Partnership, including Christopher Cline, Foresight Reserves LP and certain of its related parties and affiliates and Murray Energy, pursuant to which the parties agreed to modified terms of the restructuring of the Partnership’s indebtedness and certain governance and equity matters relating to the Partnership.

On August 30, 2016 (the “Closing Date”), we completed a global restructuring of our indebtedness. The restructuring transactions (the “Restructuring Transactions”), as described herein, alleviated existing defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Court of Chancery change-of-control litigation related to the purchase and sale agreement between Foresight Reserves and Murray Energy. See Notes 10 and 13 for additional discussion on the debt restructuring and certain governance and other matters impacted by the Restructuring Transactions.

During the three and nine months ended September 30, 2016, we incurred legal and financial advisor fees of $6.1 million and $21.7 million, respectively, related to the above issues, which have been recorded as debt restructuring costs in the condensed consolidated statements of operations.

4. Transition and Reorganization Costs

In April 2015, in connection with Murray Energy acquiring an ownership interest in the Partnership and its general partner, we entered into a Management Services Agreement with Murray American Coal Inc. (the “Manager”), a subsidiary of Murray Energy (the “MSA”), with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicate selling, general and administrative expenses (see Note 13). The costs were primarily comprised of retention compensation to certain employees during the transition period and termination benefits to employees whose positions were eliminated as a result of the MSA. Transition and reorganization costs were comprised of the following for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In Thousands)
Retention compensation paid by Foresight Reserves and pushed down to FELP	$—	$2,273	$2,333	$8,031
Equity-based compensation	—	1,252	4,315	3,900
Cash retention and termination benefits	—	1,345	—	4,743
Legal and other charges	—	167	241	614
Transition and reorganization costs	$—	$5,037	$6,889	$17,288

5. Commodity Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we enter into long-term, fixed price coal supply sales agreements and coal derivative swap contracts.

As of September 30, 2016 and December 31, 2015, we had outstanding coal derivative swap contracts to fix the selling price on 0.7 million tons and 1.1 million tons, respectively. Swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments through 2017. The coal derivative contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the condensed consolidated balance sheets (see Note 17).

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. Beginning in 2015, to limit our exposure to diesel fuel price volatility, we entered into swap agreements with financial institutions which provide a fixed price per unit for the volume of purchases being hedged. As of September 30, 2016 and December 31, 2015, we had swap agreements outstanding for 2016 to hedge the variable cash flows related to 0.3 million and 1.0 million gallons, respectively, of diesel fuel. The diesel fuel derivative contracts are accounted for as freestanding derivatives, and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings.

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

A summary of the settlements of commodity derivative contracts and (loss) gain on commodity derivative contracts for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In Thousands)
Settlements of commodity derivative contracts	$3,191	$10,925	$13,112	$51,556

(Loss) gain on commodity derivative contracts	$(5,987)	$17,541	$(17,270)	$40,703

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

6. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
Trade accounts receivable	$52,385	$56,013
Other receivables	12,237	5,312
Total accounts receivable	$64,622	$61,325

7. Inventories, Net

Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
Parts and supplies	$19,765	$24,276
Raw coal	4,773	1,906
Clean coal	15,404	24,470
Total inventories, net	$39,942	$50,652

8. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
Land, land rights and mineral rights	$100,768	$99,676
Machinery and equipment	1,147,666	1,140,256
Machinery and equipment under capital leases	127,064	126,401
Buildings and structures	248,597	248,946
Development costs	765,082	750,177
Other	9,249	9,369
Property, plant, equipment and development	2,398,426	2,374,825
Less: accumulated depreciation, depletion and amortization	(1,062,427)	(941,632)
Property, plant, equipment and development, net	$1,335,999	$1,433,193

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
Employee compensation, benefits and payroll taxes	$11,818	$12,393
Taxes other than income	5,719	6,560
Liquidated damages	10,037	6,404
Royalties (non-affiliate)	3,043	3,707
Other	10,509	6,761
Total accrued expenses and other current liabilities	$41,126	$35,825

10. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
2021 Second Lien Notes	$349,100	$—
2017 Exchangeable PIK Notes	299,859	—
2021 Senior Notes	—	600,000
Revolving Credit Facility	352,500	352,500
Term Loan	297,750	297,750
Trade A/R Securitization	28,800	41,000
5.78% longwall financing arrangement	44,820	50,423
5.555% longwall financing arrangement	41,250	51,563
Capital lease obligations	45,964	62,710
Subtotal - Total long-term debt and capital lease obligations principal outstanding	1,460,043	1,455,946
Unamortized deferred financing costs and debt discounts	(46,844)	(21,380)
Total long-term debt and capital lease obligations	1,413,199	1,434,566
Less: current portion	(68,057)	(1,434,566)
Non-current portion of long-term debt and capital lease obligations	$1,345,142	$—

On August 30, 2016, we completed a global restructuring of our indebtedness. The Restructuring Transactions described below alleviated certain defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Court of Chancery change-of-control litigation related to the purchase and sale agreement between Foresight Reserves and Murray Energy. As a result of the Restructuring Transactions and the resolution of the 2015 Delaware Court of Chancery change-of-control litigation, certain of our outstanding long-term debt and capital lease obligations are no longer reflected as a current liability in the condensed consolidated balance sheets and we are no longer subject to default interest rates.

Also, as a result of the Restructuring Transactions, a loss on the early extinguishment of debt of $13.2 million was recognized during the three months ended September 30, 2016 for the write-off of $11.0 million of unamortized debt discount and debt issuance costs associated with the extinguishment of our 7.875% Senior Notes due 2021 and the reduction in borrowing capacity under our Revolving Credit Facility and due to the incurrence of $2.2 million in costs related to the modification of our debt which were expensed in accordance with the authoritative accounting literature on debt modifications. Lender and third-party professional fees totaling $13.5 million were deferred and will be amortized over the remaining lives of the respective debt instruments.

Exchange of 2021 Senior Notes for New Notes and Warrants

On the Closing Date, the Partnership exchanged $599.8 million in aggregate principal amount of our 2021 Senior Notes and the accrued and unpaid interest thereon for the following consideration:

•	(i) $349.1 million in aggregate principal of Senior Secured Second Lien PIK Notes due 2021 (the “Second Lien Notes”);

•	(ii) $299.9 million in aggregate principal of Senior Secured Second Lien Exchangeable PIK Notes due 2017 (the “Exchangeable PIK Notes,” and, together with the Second Lien Notes, the “New Notes”); and
•

(iii) 516,825 warrants (the “Warrants”) to acquire newly issued common units of FELP (the “Common Units”) equal to 4.5% of the total limited partner units of FELP outstanding on the date of a Note Redemption (as defined below) (after giving effect to the full exercise thereof and the Note Redemption).

On the Closing Date, we also redeemed the remaining $175,000 in aggregate principal amount of 2021 Senior Notes that were not exchanged. Upon such redemption, the obligations under the 2021 Senior Notes were satisfied and discharged.

The Warrants were determined to meet the criteria of a detachable freestanding derivative liability instrument and the calculated fair value of the Warrants on the Closing Date was $34.0 million. See Note 17 for additional discussion on the fair value of the Warrants. A liability for the fair value of the Warrants was recorded in our condensed consolidated balance sheet as of the Closing Date and the offset was recognized as a debt discount to the New Notes.  The discount was allocated pro rata between the Second Lien Notes and the Exchangeable PIK Notes in proportion to the relative fair value of each instrument held by a person other than the Reserves Group (see Note 13) on the Closing Date (only the unaffiliated holders of the New Notes received the Warrants on the Closing Date). The $25.0 million discount allocated to the Second Lien Notes and the $9.0 million discount allocated to the Exchangeable PIK Notes will be amortized using the effective interest method over their respective maturities.

Terms of the New Notes

The Second Lien Notes were issued pursuant to an indenture and have a maturity date of August 15, 2021. The Second Lien Notes bear interest at a rate of: (i) 9.0% per annum until August 15, 2018 and 10.0% per annum thereafter, in each case, payable in cash on each interest payment date; and (ii) 1.0% per annum payable in kind. Interest will be payable semi-annually on February 15th and August 15th, commencing on February 15, 2017. The Issuers may redeem the Second Lien Notes in whole or in part subject to the redemption premiums and provisions in the indenture.

The Exchangeable PIK Notes were issued pursuant to an indenture and have a maturity date of October 3, 2017 (the “Exchangeable PIK Notes Maturity Date”). The Exchangeable PIK Notes bear interest payable in kind at a rate of 15.0% per annum, payable on March 1, 2017 and October 3, 2017.

We may redeem, repurchase, refinance, defease or otherwise retire (any of the foregoing, a “redemption”) all of the Exchangeable PIK Notes on or prior to October 2, 2017 for cash at 100% of the principal amount thereof plus accrued interest (any such redemption, an “Exchangeable PIK Note Retirement”). In addition to the Exchangeable PIK Note Retirement, Murray Energy, an affiliate of Murray Energy or a group of persons which includes Murray Energy or any of its affiliates (collectively, the “Murray Group”) shall have the right to purchase all (but not less than all) of the Exchangeable PIK Notes on or prior to October 2, 2017 for cash at a price equal to 100% of the principal amount of the Exchangeable PIK Notes plus accrued interest (a “Murray Purchase,” and together with an Exchangeable PIK Note Retirement and any repayment of the Exchangeable PIK Notes in full in cash that occurs on the Exchangeable PIK Notes Maturity Date, a “Note Redemption”). Upon a Murray Purchase, the Murray Group will receive FELP units equal to the principal and interest settlement amount divided by the lesser of: (a) a number equal to one divided by 92.5% of the last thirty days weighted-average trading price or (b) 1.12007 common units per $1.00 principal amount of Exchangeable PIK Notes. The Issuer and Murray Energy may each purchase less than all of the Exchangeable PIK Notes, so long as the combination results in redemption of all of the Exchangeable PIK Notes. The Exchangeable PIK Note Retirement may be funded with the proceeds from an investment by the Murray Group or any member thereof in FELP, from general working capital or from any other source permitted by the Exchangeable PIK Notes Indenture (and subject to compliance with the Partnership’s other debt agreements). If the Exchangeable PIK Notes have not been redeemed or purchased for cash at 100% of the principal amount thereof plus accrued interest by the Exchangeable PIK Note Maturity Date, then all outstanding Exchangeable PIK Notes (including accrued interest) shall be exchanged for common units representing 75% of FELP’s outstanding limited partner units on the Exchangeable PIK Notes Maturity Date, subject to adjustment on account of certain anti-dilution protections.

The obligations under the New Notes are unconditionally guaranteed on a senior secured basis by each of FELP’s wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (other than Foresight Energy Finance Corporation) and on a senior unsecured basis by FELP and are or will be secured by second-priority perfected liens on substantially all of our and the subsidiary guarantors’ existing and future assets, subject to certain exceptions.

Senior Secured Credit Facilities

On the Closing Date, FELLC entered into an amendment to its senior secured credit facilities (as amended, the “Senior Secured Credit Facilities”), pursuant to which outstanding defaults under its existing credit agreement were waived and the credit agreement was amended and restated as set forth in the third amended and restated credit agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, $297.8 million in term loans remain outstanding and mature in August 2020 (the “Term Loan”) and the commitments under our $550.0 million revolving credit facility (the “Revolving Credit Facility”), which terminates in August 2018, was reduced to $475.0 million. In addition, the commitments under our Revolving Credit Facility will be further reduced to

$450.0 million on December 31, 2016. The Amended Credit Agreement also adds an anti-hoarding provision under our Revolving Credit Facility which prohibits new borrowings if the aggregate amount of our unrestricted cash and cash equivalents (taking into account certain pending applications of cash) exceeds $35.0 million both before and after giving effect to such borrowings when taking into account the intended use of such loan proceeds for bona fide purposes within 60 days. Mandatory term loan prepayments are required to be made based on an excess cash flow calculation, as defined by the Amended Credit Agreement, for the second half of fiscal year 2016 and full fiscal year 2017, sales of assets, certain proceeds from insurance recoveries and condemnation awards and certain incurrence of indebtedness, subject, in each case, to customary exceptions and thresholds. As of September 30, 2016, we had $352.5 million in borrowings outstanding under the Revolving Credit Facility and $6.5 million in letters of credit.

Under the Amended Credit Agreement, borrowings under our Revolving Credit Facility bear interest at a rate equal to, at our option: (i) LIBOR (subject to a LIBOR floor of 0%) plus an applicable margin ranging from 3.50% to 4.50%; or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.50%; in each case, determined in accordance with our consolidated net leverage ratio. Our Term Loans bear interest of a rate equal to, at our option: (i) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.50%; or (ii) a base rate plus 4.50%. We are also required to pay a commitment fee of 0.50% to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder and pay a fronting fee equal to 0.125% per annum of the amount available to be drawn under letters of credit. As of September 30, 2016, the weighted-average interest rate on Revolving Credit Facility and term loan borrowings was 5.0% and 6.5%, respectively.

The obligations under the Senior Secured Credit Facilities are unconditionally guaranteed on a senior unsecured basis by FELP and on a senior secured basis by our direct and indirect domestic subsidiaries and are or will be secured by first-priority perfected liens on substantially all of our and the subsidiary guarantors’ existing and future assets, subject to certain exceptions.

The Senior Secured Credit Facilities require that we comply on a quarterly basis with certain financial covenants, including a minimum consolidated interest coverage ratio of 2.00:1.00 and a maximum senior secured net leverage ratio ranging from 3.50:1.00 for the fiscal quarter ending September 30, 2016 to 2.75:1.00 for the fiscal quarter ending March 31, 2021 and thereafter. Our Senior Secured Credit Facilities prohibit certain restricted payments, including discretionary dividends, until the later to occur of: (i) June 30, 2018 and (ii) the date on which our obligations under our revolving credit facility have been paid in full, after which restricted payments can be made of up to $25.0 million per year, subject to certain adjustments and exceptions.

Amendments and Waivers Relating to Equipment Financing Arrangements

On the Closing Date, we entered into an amendment to the 5.78% longwall financing credit agreement under which the lenders waived the existing defaults and the maturity date was accelerated by one year by increasing the last three semi-annual amortization payments. The new maturity date of the 5.78% longwall financing arrangement is June 2019.  In addition, the senior secured leverage ratio financial maintenance covenant was amended to be consistent with the Amended Credit Agreement.

On the Closing Date, we entered into an amendment to the 5.555% longwall financing credit agreement  under which the lenders waived the existing defaults and the maturity date was accelerated by one year by increasing the last four semi-annual amortization payments. The new maturity date of the 5.555% longwall financing arrangement is September 2019.  In addition, the senior secured leverage ratio financial maintenance covenant was amended to be consistent with the Amended Credit Agreement.

In connection with the restructuring, we also executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations. These waivers, among other things, ratified the existing terms of each applicable equipment financing agreement, provided the lessor with a waiver fee equal to one hundred basis points of the outstanding amount due under the agreement, increased the interest rate by one percent per annum, and, with respect to certain arrangements, released the lessor from any claims that such parties may have against the lessor with respect to the lease. The modification to the capital leases resulted in a $0.7 million increase to our capital lease obligations and the corresponding right-to-use assets.

A/R Securitization Agreement

In August 2016, we entered into an amended and restated receivables financing agreement pursuant to which commitments under the facility were reduced to $50.0 million. We recorded a loss on extinguishment of debt charge of $0.1 million during the first quarter of 2016 to write-off a portion of the deferred debt issue costs for the reduction in commitments as part of the forbearance agreement.

Maturity Table

The following table summarizes the contractual principal maturities of long-term debt (excluding unamortized debt discounts and debt issuance costs) and capital lease obligations as of September 30, 2016 (in one-year increments from September 30, 2016):

	Long-Term Debt	Capital Lease Obligations
	(In Thousands)
October 1, 2016 to September 30, 2017	$50,317	$17,739
October 1, 2017 to September 30, 2018	682,768	11,340
October 1, 2018 to September 30, 2019	34,144	12,012
October 1, 2019 to September 30, 2020	297,750	4,873
October 1, 2020 to September 30, 2021	349,100	—
Thereafter	—	—
Total	$1,414,079	$45,964

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

As of September 30, 2016, the outstanding principal balance on the Macoupin and Sugar Camp sale-leaseback financing arrangements were $143.3 million and $50.0 million, respectively.

The implied effective interest rate as of September 30, 2016 on the Macoupin sale-leaseback financing arrangement and the Sugar Camp sale-leaseback financing arrangement was 13.9% and 13.1%, respectively. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the condensed consolidated statement of operations could be significant. Interest expense recorded on the Macoupin sale-leaseback was $4.4 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively, and $13.9 million and $15.9 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense recorded on the Sugar Camp sale-leaseback was $1.7 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $4.6 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, interest totaling $1.3 million and $2.1 million, respectively, was accrued in the condensed consolidated balance sheets for the Macoupin and Sugar Camp sale-leaseback financing arrangements.

12. Asset Retirement Obligations

The change in the carrying amount of our asset retirement obligations was as follows for the nine months ended September 30, 2016:

September 30, 2016
(In Thousands)
Balance at January 1, 2016 (including current portion)	$43,295
Accretion expense	2,532
Expenditures for reclamation activities	(238)
Balance at September 30, 2016 (including current portion)	45,589
Less: current portion of asset retirement obligations	(18)
Noncurrent portion of asset retirement obligations	$45,571

13. Related-Party Transactions

The chairman of our general partner’s board of directors and the controlling member of Foresight Reserves, Christopher Cline, directly and indirectly beneficially owns a 31% and 4% interest in the general and limited partner interests of NRP, respectively. We routinely engage in transactions in the normal course of business with NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions include production royalties, transportation services, administrative arrangements, supply agreements, service agreements, land leases and sale-leaseback financing arrangements (see Note 11, sale-leaseback financing arrangements are excluded from the discussion and tables below). Also, in connection with the reorganization of the Partnership pursuant to the execution of the MSA, Foresight Reserves paid retention bonuses to certain Partnership employees which were recorded as capital contributions during the period of payment (see Note 4).

On April 16, 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and 100% of the outstanding subordinated units in FELP. FEGP has continued to govern the Partnership subsequent to this transaction. Murray Energy has an option (the “GP Option”), as amended as part of the Restructuring Transactions, to purchase an additional 46% of the voting interests in FEGP for $15 million and is also conditioned upon a Note Redemption prior to the Exchangeable PIK Note Maturity Date (see Note 10).

Reserves Investor Group Tender Offer and Exchange

In connection with the Restructuring Transactions, on the Closing Date, the Reserves Investor Group (as defined below) acquired, with cash, $105.4 million of the outstanding 2021 Senior Notes (the “Tender Offer”). The Reserves Investor Group includes Christopher Cline, the four trusts established for the benefit of Mr. Cline’s children, Michael J. Beyer, the former Chief Executive Officer of FEGP and owner of 0.66% of the voting and 0.225% of the economic interests of FEGP and certain other limited liability companies owned or controlled by individuals with limited partner interests in Foresight Reserves through indirect ownership. Prior to the commencement of the Tender Offer, the Reserves Investor Group owned $83.0 million of the 2021 Senior Notes. The Reserves Investor Group then exchanged their aggregate $188.4 million of 2021 Senior Notes, plus $6.8 million of accrued and unpaid interest, for $179.9 million of Exchangeable PIK Notes and $15.2 million of Second Lien Notes (see Note 10 for additional discussion on the terms of the Exchangeable PIK Notes and Second Lien Notes).

Murray Purchase Right

The Murray Group has the right to purchase all of the Exchangeable PIK Notes on or prior to October 2, 2017 for cash at a price equal to 100% of the principal amount of the Exchangeable PIK Notes plus accrued interest. Upon a Murray Purchase, the Murray Group will receive FELP units equal to the principal and interest settlement amount divided by the lesser of: (a) a number equal to one divided by 92.5% of the last thirty days weighted-average trading price or (b) 1.12007 common units per $1.00 principal amount of Exchangeable PIK Notes. See Note 10 for additional discussion.

Murray Energy Management Services Agreement

On April 16, 2015, the MSA was entered into pursuant to which the Manager will provide certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual increases and other adjustments. To the extent FELP or FEGP directly incurs costs for certain services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions, including termination if the Note Redemption does not occur prior to the Exchangeable PIK Note Maturity Date and Murray Energy does not execute its GP Option.  If Murray executes its GP Option, it has the right to increase the annual MSA fee to $20.0 million per year.

After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the three months ended September 30, 2016 and 2015 was $2.6 million and $1.9 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $7.1 million and $3.4 million, respectively.

Murray Energy Transport Lease and Overriding Royalty Agreements

On April 16, 2015, American Century Transport LLC (“American Transport”), a newly created subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport will lease to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at the Transport Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport will receive from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease. The total remaining minimum payments under the Transport Lease was $93.5 million at September 30, 2016, with unearned income equal to $34.4 million. The unearned income will be reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. As of September 30, 2016, the outstanding Transport Lease financing receivable was $59.1 million, of which $2.7 million was classified as current in the condensed consolidated balance sheet.

Also, on April 16, 2015, American Century Minerals LLC (“Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement. The payments the Partnership receives with respect to the ORRA will be reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. The total remaining minimum payments under the ORRA was $32.6 million at September 30, 2016, with unearned income equal to $20.9 million. As of September 30, 2016, the outstanding ORRA financing receivable was $11.7 million, of which $0.2 million was classified as current in the condensed consolidated balance sheet.

Other Murray Transactions

During the three and nine months ended September 30, 2016, we purchased $0.6 million and $2.3 million, respectively, in equipment, supplies and rebuild services from affiliates of Murray Energy. During the three and nine months ended September 30, 2015, we purchased $1.2 million and $1.6 million, respectively, in equipment, supplies and rebuild services from affiliates of Murray Energy. During the three and nine months ended September 30, 2016, our affiliate, Coalfield Construction, provided $0.2 million and $0.7 million, respectively, in equipment, supplies and rebuild services to affiliates of Murray Energy.

During the three and nine months ended September 30, 2016, we purchased $0.2 and $0.7 million, respectively, in coal from Murray Energy and its affiliates to meet quality specifications under certain customer contracts.

During the three and nine months ended September 30, 2016, Murray Energy transported coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company of $0.2 million and $4.0 million, respectively. These usage fees were billed to Murray Energy, resulting in no impact to our condensed consolidated statement of operations. The usage of the railway by Murray Energy counts toward the minimum annual throughput volume requirement with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.

During the three and nine months ended September 30, 2016, we earned $0.3 million and $1.1 million, respectively, in other revenues for Murray Energy’s usage of our Sitran terminal.

From time to time, we also reimburse Murray Energy for costs paid by them on our behalf, including certain insurance premiums.

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

On the Closing Date, Colt entered into the Indefeasible Assignment of Minimum Royalties Agreement under Coal Leases (“Colt Assignment”) with a subsidiary of Murray Energy pursuant to which Colt assigned to Murray Energy all of Colt’s right to be paid certain annual minimum royalties that are payable under six coal mine leases (the “Colt Leases”) between Colt and FELP subsidiaries. The term of the Colt Assignment expires for each Colt Lease upon the expiration of the primary term under such lease. The last such primary term expires on May 31, 2022, after which Murray Energy shall no longer be entitled to be paid any annual minimum royalty under the Colt Leases.

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

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a mine fire, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $38.5 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement (see Note 18).

As of September 30, 2016 and December 31, 2015, we have established a $37.0 million and $46.3 million reserve, respectively, against contractual prepaid royalties between Hillsboro and WPP given that the recoupment of certain prior minimum royalty payments was improbable given the remaining recoupment period available and the current Hillsboro combustion event which has halted production. During the three and nine months ended September 30, 2016, the recoupment period of $3.1 million and $9.3 million, respectively, in prepaid royalties between Hillsboro and WPP expired, resulting in the write-off of the prepaid royalty and the corresponding reserve. We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, the status of the Hillsboro combustion event, assessing mine production plans, sales commitments, current and forecasted future coal market conditions, and remaining years available for recoupment.

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

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	September 30, 2016	December 31, 2015
		(In Thousands)
Foresight Reserves and affiliated entities	Due from affiliates - current	$123	$145
Murray Energy and affiliated entities	Due from affiliates - current	10,271	16,316
NRP and affiliated entities	Due from affiliates - current	132	154
Total		$10,526	$16,615

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$2,849	$2,689
Total		$2,849	$2,689

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$1,843	$2,691
Total		$1,843	$2,691

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$67,982	$70,139
Total		$67,982	$70,139

Foresight Reserves and affiliated entities	Prepaid royalties - current and noncurrent	$64,586	$69,555
NRP and affiliated entities	Prepaid royalties - current and noncurrent	829	—
Total		$65,415	$69,555

Foresight Reserves and affiliated entities	Due to affiliates - current	$2,858	$1,054
Murray Energy and affiliated entities	Due to affiliates - current	4,094	5,020
NRP and affiliated entities	Due to affiliates - current	3,274	2,462
Total		$10,226	$8,536

A summary of certain expenses (income) incurred with affiliated entities is as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In Thousands)
Coal sales – Murray Energy and affiliated entities (1)	$(8,943)	$(8,727)	$(8,912)	$(8,727)
Overriding royalty and lease revenues – Murray Energy and affiliated entities (2)	$(2,065)	$(1,941)	$(6,180)	$(3,263)
Terminal revenues - Murray Energy and affiliated entities (2)	$(288)	$—	$(1,069)	$—
Royalty expense – NRP and affiliated entities (3)	$4,735	$5,210	$12,021	$23,367
Royalty expense – Foresight Reserves and affiliated entities (3)	$4,116	$419	$11,272	$2,382
Loadout services – NRP and affiliated entities (3)	$2,468	$1,695	$6,128	$6,318
Land leases - Foresight Reserves and affiliated entities (3), (6)	$157	$100	$171	$100
Purchased goods and services – Murray Energy and affiliated entities (4)	$557	$1,230	$2,258	$1,570
Purchased coal - Murray Energy and affiliated entities (5)	$183	$5,055	$733	$6,957
Terminal fees – Foresight Reserves and affiliated entities (6)	$—	$1,500	$—	$19,327
Management services – Murray Energy and affiliated entities (7)	$2,559	$1,855	$7,129	$3,362

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

(4) – Cost of coal produced (excluding depreciation, depletion and amortization) and property, plant and equipment, as applicable

(5) – Cost of coal purchased

(6) – Transportation

(7) – Selling, general and administrative

We also purchased $1.7 million and $4.4 million in mining supplies from an affiliated joint venture under a supply agreement during the three months ended September 30, 2016 and 2015, respectively, and $4.9 million and $11.8 million for the nine months ended September 30, 2016 and 2015, respectively (see Note 14).

14. Variable Interest Entities (VIEs)

Our financial statements have historically included VIEs for which the Partnership or one of its subsidiaries were the primary beneficiary. Among those VIEs consolidated by the Partnership and its subsidiaries were Mach Mining, LLC; M-Class Mining, LLC; MaRyan Mining LLC; Patton Mining LLC; Viking Mining LLC; Coal Field Construction Company LLC; Coal Field Repair Services LLC; Logan Mining LLC; and LD Labor Company LLC (collectively, the “Contractor VIEs”). Each of the Contractor VIEs held a contract to provide one or more of the following services to a Partnership subsidiary: contract mining, processing and loading services, or construction and maintenance services. Each of the Contractor VIEs generally received a nominal per ton fee ($0.01 to $0.02 per ton) above its cost of operations as compensation for services performed. All of these entities were determined not to have sufficient equity at risk and were therefore VIEs. The Partnership was determined to be the primary beneficiary of each of these entities given it controlled these entities under a contractual cost-plus arrangement. During each of the three months ended September 30, 2016 and 2015, in aggregate, the Contractor VIEs earned income of $0 and $0.1 million, respectively, under the contractual arrangements with the Partnership and during each of the nine months ended September 30, 2016 and 2015, in aggregate, the Contractor VIEs earned income of $0.2 million and  $0.4 million, respectively. The Contractor VIE net income was recorded within net income attributable to noncontrolling interests in the condensed consolidated statements of operations.

On August 1, 2016, we acquired 100% of the outstanding equity units in each of the Contractor VIEs for aggregate cash consideration of $0.1 million. Because the Contractor VIEs have historically been consolidated as VIEs, and therefore represented entities under common control, the cash proceeds paid in excess of the net book values of the Contractor VIEs on the acquisition date was recorded as a deemed distribution in the statement of partners’ (deficit) capital. We do not expect any material changes to our operations from the acquisitions of the Contractor VIEs.

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

	September 30, 2016	December 31, 2015
	(In Thousands)
Assets:
Current assets (1)	$—	$4,933
Long-term assets	2,500	—
Total assets (1)	$2,500	$4,933

Liabilities:
Current liabilities	$—	$12,835
Long-term liabilities	—	2,955
Total liabilities	$—	$15,790

(1)– Includes cash and cash equivalents of $4,332 as of December 31, 2015.

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

15. Equity-Based Compensation

Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan ("LTIP") for employees, directors, officers and certain key third-parties (collectively, the "Participants") which allows for the issuance of equity-based compensation. The LTIP awards granted thus far are phantom units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive FELP units. The board of directors of FEGP authorized 7.0 million common units to be granted under the LTIP, with 4.8 million remaining units available for issuance as of September 30, 2016.

Our equity-based compensation expense, net of forfeitures, was $0.3 million and $1.3 million during the three months ended September 30, 2016 and 2015, respectively, and was $4.7 million and $12.9 million during the nine months ended September 30, 2016 and 2015, respectively. Included in selling, general and administrative expense for the nine months ended September 30, 2015 was $7.1 million of equity-based compensation expense for 215,954 common units and 215,796 subordinated units issued to the former chief executive officer of FEGP which were fully-vested on the date of grant. Approximately 91.6% of the Partnership's equity-based compensation during the nine months ended September 30, 2016 was reported in the condensed consolidated statement of operations as transition and reorganization costs, 1.0% as selling, general and administrative expenses and the remaining 7.4% recorded as cost of coal produced. All non-vested phantom awards include tandem distribution equivalent rights, which provide for the right to accrue quarterly cash distributions in an amount equal to the cash distributions the Partnership makes to unitholders during the vesting period and will be settled in cash upon vesting. The Partnership has $0.4 million accrued for this liability as of September 30, 2016. Any distributions accrued to a participant’s account will be forfeited if the related phantom award fails to vest according to the relevant vesting conditions.

A summary of LTIP award activity for the nine months ended September 30, 2016 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested grants at January 1, 2016	1,711,341	$7.21
Granted	58,851	$3.82
Vested	(1,421,662)	$4.76
Forfeited	(66,083)	$19.58
Non-vested grants at September 30, 2016	282,447	$15.93

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

The following table illustrates the Partnership’s calculation of net (loss) income per common and subordinated unit for the three month periods indicated:

	Three Months Ended September 30,
	2016			2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net (loss) income available to limited partner units	$(12,249)	$(12,037)	$(24,286)	$4,041	$4,029	$8,070

Denominator:
Weighted-average units to calculate basic EPU	66,098	64,955	131,053	65,156	64,955	130,111
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	66,098	64,955	131,053	65,156	64,955	130,111

Basic net (loss) income per unit	$(0.19)	$(0.19)	$(0.19)	$0.06	$0.06	$0.06
Diluted net (loss) income per unit	$(0.19)	$(0.19)	$(0.19)	$0.06	$0.06	$0.06

(1) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended September 30, 2016 and 2015, approximately 0.3 million and 0.5 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during the periods presented by any units which could be issued as a result of the Warrants or the Exchangeable PIK Notes.  See Notes 10 and 17.

The following table illustrates the Partnership’s calculation of net (loss) income per common and subordinated unit for the nine month periods indicated:

	Nine Months Ended September 30,
	2016			2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net (loss) income available to limited partner units	$(47,135)	$(46,641)	$(93,776)	$12,486	$12,463	$24,949

Denominator:
Weighted-average units to calculate basic EPU	65,737	64,955	130,692	65,067	64,927	129,994
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	65,737	64,955	130,692	65,067	64,927	129,994

Basic net (loss) income per unit	$(0.72)	$(0.72)	$(0.72)	$0.19	$0.19	$0.19
Diluted net (loss) income per unit	$(0.72)	$(0.72)	$(0.72)	$0.19	$0.19	$0.19

(1) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the nine months ended September 30, 2016 and 2015, approximately 0.3 million and 0.5 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during the periods presented by any units which could be issued as a result of the Warrants or the Exchangeable PIK Notes.  See Notes 10 and 17.

17. Fair Value of Financial Instruments

The table below sets forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$14,722	$—	$14,722	$—
Diesel derivative contracts	(134)	—	(134)	—
Warrant liability	(32,593)	—	—	(32,593)
Total	$(18,005)	$—	$14,588	$(32,593)

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$48,623	$—	$48,623	$—
Diesel derivative contracts	(1,029)	—	(1,029)	—
Total	$47,594	$—	$47,594	$—

The Partnership’s commodity derivative contracts are valued based on direct broker quotes and corroborated with market pricing data. See discussion below on the valuation of the Warrant liability.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, are as follows:

	Fair Value at September 30, 2016
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$11,654	$3,068	$—	$—
Diesel derivative contracts	—	—	(134)	—
Warrant liability	—	—	—	(32,593)
Total	$11,654	$3,068	$(134)	$(32,593)

	Fair Value at December 31, 2015
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$26,596	$22,027	$—	$—
Diesel derivative contracts	—	—	(1,029)	—
Total	$26,596	$22,027	$(1,029)	$—

During the three and nine months ended September 30, 2016 and 2015, there were no assets or liabilities that were transferred between Level 1 and Level 2.

The following is a reconciliation of the beginning and ending balances measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016:

Warrant Liability
(In Thousands)
Balance at January 1, 2016	$—
Purchases, issuances and settlements	34,045
Recorded fair value losses (gains):
Included in earnings	(1,452)
Balance at September 30, 2016	$32,593

On the Closing Date, FELP issued Warrants to the unaffiliated owners of the Second Lien Notes to purchase an amount of common units equal to an aggregate of 4.5% of the total limited partner units of FELP outstanding on the date of a Note Redemption (after giving effect to the full exercise of the Warrants and the Note Redemption, subject to certain anti-dilution protections), exercisable upon a Note Redemption and until the tenth anniversary of the Note Redemption. The exercise price of the Warrants is $0.8928 per Common Unit, subject to certain adjustments. The number of common units issuable upon the conversion of the Warrants will be determinable as of the date of a Note Redemption. If a Note Redemption does not occur on or prior to the Exchangeable PIK Maturity Date, the Warrants will not become exercisable. The Warrants are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the Warrants, their expiration, or until any of the features requiring liability treatment expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating income in our condensed consolidated statement of operations

The fair value of the Warrants was calculated using the Black-Scholes pricing model (including the use of a binomial lattice to model the conversion and redemption scenarios for the Exchangeable PIK Notes) which is based, in part, upon unobservable inputs for which there is little or no market data (Level 3), requiring the Partnership to develop its own assumptions. A stock price volatility of 70%, a dividend yield of 0% and a risk-free forward rate of 1.74% was used in the Black-Scholes pricing model.

If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common unit increases, the fair value of the Warrants increases, and conversely, as the market price of our common unit decreases, the fair value of the Warrants decreases. Also, a significant increase in the volatility of the market price of the Partnership's common unit, in isolation, would result in a higher fair value measurement; and a significant decrease in volatility would result in a lower fair value measurement.

Long-Term Debt

The fair value of long-term debt as of September 30, 2016 and December 31, 2015 was $1,349.6 million and $1,244.3 million, respectively. The fair value of long-term debt was calculated based on the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. This is considered a Level 3 fair value measurement.

18. Contingencies

On August 30, 2016, FELP completed its global restructuring. The restructuring transactions alleviated existing defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Court of Chancery Court change-of-control litigation related to the purchase and sale agreement between the significant equity holders in the Partnership’s general partner, Foresight Reserves and Murray Energy.  In conjunction with the completion of the global restructuring, the litigation has been dismissed with prejudice. See Note 3 for additional discussion.

In January 2016, certain plaintiffs filed suit against us in the United States District Court for the Central District of Illinois Springfield Division under the Worker Adjustment and Retraining Notification Act (the “WARN Act”) claiming that they were terminated without cause on or about January 2016. While we believe that the terminations were properly conducted under the WARN Act, the parties resolved the case at mediation for $0.6 million and are currently seeking approval of the settlement from the United States District Court for the Central District of Illinois Springfield Division.

In January 2016, WPP sent a demand letter to Macoupin claiming it had misapplied the royalty recoupment provision involving a coal mining lease and a rail infrastructure lease resulting in underpayments of $3.3 million. In April 2016, WPP and HOD filed a complaint in the Circuit Court of Macoupin County, Illinois. We do not believe that the royalty recoupment provision was misapplied and have continued to apply the recoupment provision consistently with prior periods. While we believe that the language of the agreements and the parties’ course of performance thereunder support Macoupin’s position, should we not prevail, we would be responsible for paying WPP for any recoupment taken that is found to contravene the contractual language.

In July 2015, we provided notice to WPP, a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event. As a result of the force majeure event, as of September 30, 2016, we have not made $38.5 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. On November 24, 2015, WPP filed a Complaint in the Circuit Court of Montgomery County, Illinois, alleging that (i) the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement, (ii) Hillsboro’s reliance on the force majeure language was a breach of the royalty agreement and (iii) WPP was fraudulently induced by Hillsboro to enter into the royalty agreement in the first instance. WPP seeks an award of punitive damages and attorneys’ fees under its fraud claim. WPP filed an Amended Complaint, repeating the same allegations against Hillsboro and adding FELP as a party-defendant.  FELP has filed a motion to dismiss and Plaintiff has filed a motion for Partial Summary Judgment.  An argument on certain issues will be held on November 14, 2016.  While we believe this is a force majeure event, as contemplated by the royalty agreement, and that the alleged claims are  without merit, should we not prevail, we would be responsible for funding any minimum deficiency payment amounts during the shutdown period to WPP and potentially additional fees.

In November 2012, six citizens filed requests for administrative review of Revision No. 1 to Permit No. 399 for the Hillsboro mine. Revision No. 1 allowed for conversion of the currently permitted coal refuse disposal facility from a non-impounding to an impounding structure. Shortly after the filing of Revision No. 1, one citizen withdrew his request. Following a hearing on both the Illinois Department of Natural Resources’ (“IDNR”) and Hillsboro’s motion to dismiss, the hearing officer dismissed the claims of two of the remaining five petitioners and also limited some of the issues remaining for administrative review. In June 2014, two of the remaining three petitioners dismissed their requests. A final hearing on the merits began in June 2015. The hearing officer granted Hillsboro’s motion for reconsideration of his decision denying its motion for summary decision on two grounds. The hearing officer’s decision on reconsideration disposed of the entire administrative proceeding in Hillsboro’s favor. On October 5, 2015, the petitioner filed an appeal of the hearing officer’s decision in the Circuit Court of Montgomery County, Illinois. Oral arguments on this appeal were continued by the Court and will now occur in December 2016 and Hillsboro intends to continue its defense of the issuance of the permit.

Certain railcar lessors have asserted claims under their railcar leases with us for damage to railcars allegedly caused by our use of the railcars during the lease terms. We are currently investigating these claims and intend to defend these matters vigorously.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of September 30, 2016, we have $4.9 million accrued, in aggregate, for various litigation matters.

We are currently in discussions with our insurance provider in regards to potential recoveries under our policy related to the combustion event at our Hillsboro operation. During the three months ended September 30, 2016, we recorded $10.5 million to cost of coal produced (excluding depreciation, depletion and amortization) in our condensed consolidated statement of operations for the recovery of mitigation costs (net of our policy deductible) related to the Hillsboro combustion event. However, there can be no assurances that we will receive any further insurance recoveries related to this incident.

Performance Bonds

We had outstanding surety bonds with third parties of $82.4 million as of September 30, 2016 to secure reclamation and other performance commitments. In February 2016, we were required to post cash collateral of $2.5 million to our surety bond provider.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the notes thereto included elsewhere in this report. This discussion may contain statements about our business, operations and industry that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations as of the filing date of this report. Our future results and financial condition may differ materially from those we currently anticipate as a result of various factors. Among those factors that could cause actual results to differ materially are the following:

•	The market price for coal;
•	The supply of, and demand for, domestic and foreign coal;
•	Competition from other coal suppliers;
•	The cost of using, and the availability of, other fuels, including the effects of technological developments;
•	Advances in power technologies;
•	The efficiency of our mines;
•	The amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;
•	The pricing terms contained in our long-term contracts;
•	Cancellation or renegotiation of contracts;
•	Legislative, regulatory and judicial developments, including those related to the release of greenhouse gases;
•	The strength of the U.S. dollar;

•	Air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;
•	Delays in the receipt of, failure to receive, or revocation of, necessary government permits;
•	Inclement or hazardous weather conditions and natural disasters;
•	Availability and cost or interruption of fuel, equipment and other supplies;
•	Transportation costs;
•	Availability of transportation infrastructure, including flooding and railroad derailments;
•	Cost and availability of our coal miners;
•	Availability of skilled employees;
•	Work stoppages or other labor difficulties; and
•	The receipt of insurance recoveries related to the Hillsboro combustion event.

The above factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2016.

Company Overview

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of Foresight Energy LP (“FELP”), Foresight Reserves and a member of FELLC’s management contributed their ownership interests in FELLC to FELP in exchange for which they were issued common and subordinated units in FELP. FELP has been managed by Foresight Energy GP LLC (“FEGP”) since the IPO.

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

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern United States and internationally (primarily in Europe). We sell our coal to customers at delivery points other than just our mines, including, but not limited to, river terminals on the Ohio and Mississippi Rivers and at a port near New Orleans.

Restructuring Transactions

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy (see Note 13) constituted a “change of control” under the indenture (the “Indenture”) governing our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) and that an event of default occurred under the Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015 (the “2015 Delaware Court of Chancery change-of-control litigation”). Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under FELLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s securitization program and certain other financing arrangements, including our longwall financing arrangements. The existence of an event of default prohibited us access to borrowings or other extensions of credit under our revolving credit facility and our failure to pay the semi-annual interest payments of $23.6 million due on February 15, 2016 and August 15, 2016 resulted in additional events of default. The conditions and circumstances above raised prior substantial doubt about the Partnership’s ability to continue as a going concern and therefore our auditor’s issued an audit opinion in connection with our 2015 consolidated financial statements with a “going concern” uncertainty explanatory paragraph.

On July 22, 2016, we entered into Amended and Restated Transaction Support Agreements (the “A&R Notes Transaction Support Agreements”) with certain consenting noteholders of the 2021 Senior Notes and certain equityholders of the Partnership, including Christopher Cline, Foresight Reserves LP and certain of its related parties and affiliates ( the “Reserves Group”) and Murray Energy, pursuant to which the parties agreed to modified terms of the restructuring of the Partnership’s indebtedness and certain governance and equity matters relating to the Partnership.

On August 30, 2016 (the “Closing Date”), we completed a global restructuring of our indebtedness. The restructuring transactions described below (the “Restructuring Transactions”) alleviated existing defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Chancery Court change-of-control litigation related to the purchase and sale agreement between Foresight Reserves and Murray Energy.  See “Item 1. Financial Statements – Note 10. Long-Term Debt and Capital Lease Obligations” and “Item 1. Financial Statements – Note 13. Related-Party Transactions” for additional discussion of the Restructuring Transactions.

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

We define Adjusted EBITDA as net income (loss) attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts, changes in the fair value of the warrants and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds/deducts to Adjusted EBITDA the aggregate settlements during the period.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Coal Sales. The following table summarizes coal sales information during the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Coal sales	$228,472	$251,125	$(22,653)	-9.0%
Tons sold	5,281	5,708	(427)	-7.5%
Coal sales realization per ton sold(1)	$43.26	$44.00	$(0.74)	-1.7%
Netback to mine realization per ton sold(2)	$36.95	$37.97	$(1.02)	-2.7%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decline in coal sales revenue from the prior year period was primarily due to a decline in coal sales volumes attributed to difficult coal market conditions driven by oversupply in the market, excess utility stockpiles and continued low natural gas prices.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$110,311	$128,195	$(17,884)	-14.0%
Produced tons sold	5,277	5,588	(311)	-5.6%
Cash cost per ton sold(1)	$20.90	$22.94	$(2.04)	-8.9%

Tons produced	4,774	4,884	(110)	-2.3%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) during the current quarter was primarily due to lower sales volumes and the recognition of $10.5 million of insurance recoveries related to the direct mitigation costs we incurred during 2015 and 2016 from the Hillsboro combustion event.

Transportation. Our cost of transportation for the three months ended September 30, 2016 decreased $1.1 million from the prior year period due to lower sales volumes and a lower percentage of our sales going to international markets during the current year period, partially offset by $2.6 million of higher charges for estimated shortfalls on minimum contractual throughput volume requirements.

Transition and Reorganization Costs. As part of the Murray Energy transaction, we entered into the MSA with Murray Energy with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicative selling, general and administrative costs. Transition and reorganization costs were $5.0 million for the three months ended September 30, 2015. The incurrence of these transition and reorganization costs concluded during the second quarter of 2016.

Selling, General and Administrative. The $2.6 million increase in selling, general and administrative expenses from the three months ended September 30, 2015 was primarily due to increased litigation accrual expense during the current year period related to various claims.

Loss (Gain) on Commodity Derivative Contracts. We recorded a loss on our commodity derivative contracts of $6.0 million for the three months ended September 30, 2016, compared to a $17.5 million gain for the three months ended September 30, 2015. The loss during the current year period was due to a substantial increase in the API 2 forward price curve during the three months ended September 30, 2016, as opposed to a decline during the prior year period. For the three months ended September 30, 2016 and 2015, we realized net gains of $3.2 million and $10.9 million, respectively, on the settlement of commodity derivative contracts.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 2016 increased $8.0 million from the prior year period due primarily to higher effective interest rates under the new and amended debt instruments as well as higher interest rates charged on the term loan, revolving credit facility and A/R securitization facility borrowings prior to the Closing Date of the Restructuring Transactions due to default interest rates being in effect.

Debt Restructuring Costs. The $6.1 million of debt restructuring costs incurred during the three months ended September 30, 2016 represents legal and other advisor fees incurred as a result of the unfavorable ruling under the 2015 Delaware Court of Chancery change-of-control litigation.

Change in fair value of warrants. The warrants issued as part of the Restructuring Transactions are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any feature requiring liability treatments expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating income in our condensed consolidated statement of operations. These warrants were revalued at fair value as of September 30, 2016 and the decrease in fair value from the Closing Date was recorded as a non-cash gain in our statement of operations.

Loss on extinguishment of debt. The $13.2 million loss on the early extinguishment of debt recognized during the three months ended September 30, 2016 was due to the write-off of $11.0 million of unamortized debt discount and debt issuance costs associated with the extinguishment of the 2021 Senior Notes and the reduction in borrowing capacity under our credit facility as well as the incurrence of $2.2 million in costs related to the modification of debt which were not deferred.

Adjusted EBITDA. Adjusted EBITDA declined $5.7 million from the prior year period due primarily to lower sales volumes and lower net back to mine realizations during the three months ended September 30, 2016, offset partially by the recognition of a $10.5 million insurance recovery related to direct mitigation costs incurred from the Hillsboro combustion event. The table below reconciles net (loss) income attributable to controlling interests to Adjusted EBITDA for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
	(In Thousands)
Net (loss) income attributable to controlling interests	$(24,286)	$8,070
Interest expense, net	37,939	29,891
Depreciation, depletion and amortization	43,637	54,152
Accretion on asset retirement obligations	844	567
Transition and reorganization costs (excluding amounts included in equity-based compensation below)(1)	—	3,784
Equity-based compensation(1)	284	1,258
Loss (gain) on commodity derivative contracts	5,987	(17,541)
Settlements of commodity derivative contracts	3,191	10,925
Debt restructuring costs	6,072	—
Loss on extinguishment of debt	13,186	—
Change in fair value of warrants	(1,452)	—
Adjusted EBITDA	$85,402	$91,106

(1)	– Equity-based compensation of $1.3 million was recorded in transition and reorganization costs in the condensed consolidated statement of operations for the three months ended September 30, 2015.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Coal Sales. The following table summarizes coal sales information during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Coal sales	$615,662	$739,940	$(124,278)	-16.8%
Tons sold	14,091	16,440	(2,349)	-14.3%
Coal sales realization per ton sold(1)	$43.69	$45.01	$(1.32)	-2.9%
Netback to mine realization per ton sold(2)	$36.83	$37.24	$(0.41)	-1.1%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decline in coal sales revenue from the prior year period was due to a decline in coal sales volumes of 2.3 million tons and a decrease in coal sales realization of $1.32 per ton sold. The decline in coal sales volumes was attributed to a 2.2 million decline in production primarily as a result of the Hillsboro combustion event and difficult coal market conditions driven by oversupply in the market, excess utility stockpiles and continued low natural gas prices. Our coal sales realization per ton sold decreased from the prior year period due to a lower mix of international sales during the current year period and a small decline in both domestic and export realizations per ton. The decline in tons sold to the international market resulted in a corresponding decline in transportation expense during the current year period therefore the netback to mine realization per ton sold was more in-line with the prior year period.

Other Revenues. Other revenues of $7.2 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively, were primarily comprised of overriding royalty and lease revenues earned on the financing agreements entered into with affiliates of Murray Energy in April 2015. The increase over the prior year reflects these financing agreements being in place for the full nine month period in 2016.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015	Variance
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$311,557	$360,769	$(49,212)	-13.6%
Produced tons sold	14,070	16,278	(2,208)	-13.6%
Cash cost per ton sold(1)	$22.14	$22.16	$(0.02)	-0.1%

Tons produced	13,962	16,193	(2,231)	-13.8%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) was primarily due to lower sales volumes during the current year period. The cash cost per ton sold remained flat with the prior year period as the direct and indirect costs from the Hillsboro combustion event during the nine months ended September 30, 2015 were largely offset by a refund from one of our utility providers and the current year combustion event costs were offset by a $10.5 million insurance recovery related to the direct costs we incurred to mitigate the combustion event.

Transportation. Our cost of transportation for the nine months ended September 30, 2016 decreased $31.1 million from the prior year period primarily due to lower sales volumes and a $0.91 per ton decrease in the average cost of transportation per ton sold. The decline in transportation cost per ton sold was due to a lower percentage of our sales going to international markets during the current year period, partially offset by $12.6 million of higher charges for estimated shortfalls on minimum contractual throughput volumes.

Selling, General and Administrative. The $6.6 million decline in selling, general and administrative expenses from the nine months ended September 30, 2015 was primarily due to a $7.1 million fully-vested equity award granted to the Partnership’s former chief executive officer during the first quarter of 2015.

Transition and Reorganization Costs. As part of the Murray Energy transaction, we entered into the MSA with Murray Energy with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicative selling, general and administrative costs. Transition and reorganization costs were $6.9 million for the nine months ended September 30, 2016, as compared to $17.3 million for the nine months ended September 30, 2015. The costs for the current year period were comprised of the remaining retention compensation to certain employees during the transition period. Included in transition and reorganization costs for the nine months ended September 30, 2016 were $2.3 million of costs paid by Foresight Reserves which were recorded as capital contributions, $4.3 million of equity-based compensation for the accelerated vesting of certain equity awards, and $0.2 million of other one-time charges related to the Murray Energy transaction.

Loss (Gain) on Commodity Derivative Contracts. We recorded a loss on our commodity derivative contracts of $17.3 million for the nine months ended September 30, 2016, compared to a $40.7 million gain for the nine months ended September 30, 2015. The loss during the current year period was due to a substantial increase in the API 2 forward price curve, whereas during the prior year period the API 2 forward price curve declined substantially. For the nine months ended September 30, 2016 and 2015, we had settlements of $13.1 million and $51.6 million, respectively, on commodity derivative contracts.

Other Operating Expense (Income), Net. Other operating expense (income), net decreased $11.7 million from the prior year period primarily due to a $13.5 million favorable legal settlement with Murray Energy during the nine months ended September 30, 2015.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2016 increased $18.7 million from the prior year period due primarily to higher effective interest rates under the new and amended debt instruments as well as higher interest rates charged on the term loan, revolving credit facility and A/R securitization facility borrowings prior to the Closing Date of the debt restructuring due to default interest rates being in effect.

Debt Restructuring Costs. The $21.7 million of debt restructuring costs incurred during the nine months ended September 30, 2016 represents legal and other advisor fees incurred as a result of the unfavorable ruling under the 2015 Delaware Court of Chancery change-of-control litigation.

Change in fair value of warrants. The warrants issued as part of the Restructuring Transactions are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any feature requiring liability treatments expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating income in our condensed consolidated statement of operations. These warrants were revalued at fair value as of September 30, 2016 and the decrease in fair value from the Closing Date was recorded as a non-cash gain in our condensed consolidated statement of operations.

Loss on extinguishment of debt. The $13.3 million loss on the early extinguishment of debt recognized during the nine months ended September 30, 2016 was due to the write-off of $11.1 million of unamortized debt discount and debt issuance costs associated with the extinguishment of the 2021 Senior Notes and the reduction in borrowing capacity under our revolving facilities as well as the incurrence of $2.2 million in costs related to the modification of debt which were not deferred.

Adjusted EBITDA. Adjusted EBITDA declined $85.3 million from the prior year period due primarily to the settlements of $51.6 million in commodity derivative contracts during the nine months ended September 30, 2015, as compared to only $13.1 million during the nine months ended September 30, 2016 as well as lower sales volumes during the current year period. The table below reconciles net (loss) income attributable to controlling interests to Adjusted EBITDA for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Net (loss) income attributable to controlling interests	$(93,776)	$24,972
Interest expense, net	105,269	86,591
Depreciation, depletion and amortization	125,521	145,701
Accretion on asset retirement obligations	2,532	1,700
Transition and reorganization costs (excluding amounts included in equity-based compensation below)(1)	2,575	13,388
Equity-based compensation(1)	4,711	12,897
Loss (gain) on commodity derivative contracts	17,270	(40,703)
Settlements of commodity derivative contracts	13,112	51,556
Debt restructuring costs	21,702	—
Loss on extinguishment of debt	13,294	—
Change in fair value of warrants	(1,452)	—
Adjusted EBITDA	$210,758	$296,102

(1)

– Equity-based compensation of $4.3 million and $3.9 million was recorded in transition and reorganization costs in the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). The consummation of the Restructuring Transactions on August 30, 2016 alleviated certain defaults and events of default across the Partnership’s capital structure which restored our access to borrowings under our Revolving Credit Facility which had been restricted since December 2015. During this period, management was focused on the preservation and growth of our liquidity. As of September 30, 2016, we had $76.8 million of cash on hand. Our Revolving Credit Facility currently has a borrowing capacity of $475.0 million which declines to $450.0 million on December 31, 2016. As of September 30, 2016, we had borrowings of $352.5 million and letters of credit of $6.5 million outstanding under the Revolving Credit Facility. The August 30, 2016 amendment to the credit agreement put in place an anti-hoarding provision which prohibits new borrowings if the aggregate amount of our unrestricted cash and cash equivalents (taking into account certain pending applications of cash) exceeds $35.0 million both before and after giving effect to such borrowing when taking into account the intended use of such loan proceeds for bona fide purposes within 60 days.

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

Expansion capital expenditures are cash expenditures made to increase, over the long-term, our operating capacity or net income as it exists at such time as the capital expenditures are made. Expansion capital expenditures have declined significantly since early-2015 and no significant expansion capital expenditure plans are currently underway. Future longwall development and the associated expansion capital expenditures will be dependent upon several factors, including permitting, demand, access to capital, equipment availability and the committed sales position at our existing mining operations.

Distributions

Our Senior Secured Credit Facilities, as amended on August 30, 2016, prohibit certain restricted payments, including discretionary dividends, until the later to occur of: (i) June 30, 2018 and (ii) the date on which our obligations under our revolving credit facility have been paid in full, after which restricted payments can be made of up to $25.0 million per year, subject to certain adjustments and exceptions. Our Senior Secured Credit Facilities allow for the payment of certain tax distributions during 2017 and 2018.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In Thousands)
Net cash provided by operating activities	$146,339	$139,766
Net cash used in investing activities	$(23,675)	$(124,317)
Net cash used in financing activities	$(63,355)	$(16,965)

Cash provided by operating activities increased $6.6 million during the nine months ended September 30, 2016 as the decline in net income, excluding non-cash items, during the current year period was offset by favorable variances in working capital accounts, including:

●	$49.2 million of interest from the 2021 Senior Notes that was converted into new debt as part of the August 30, 2016 debt restructuring ($17.7 million of which was accrued for at December 31, 2015);
●	$34.0 million favorable change in due from/to affiliates, net which is a function of timing of cash collections and the Convent Marine Terminal no longer being owned by an affiliate;

Net cash used in investing activities was $23.7 million for the nine months ended September 30, 2016, compared to $124.3 million for the nine months ended September 30, 2015. The decline in net cash used in investing activities was partially due to a $41.5 million reduction in capital expenditures due to expansion capital for the second longwall mine at our Sugar Camp complex coming to an end in 2015, the strict controlling of maintenance capital expenditures to preserve liquidity, and the shutdown of production at our Hillsboro mine due to the mine fire. During the nine months ended September 30, 2015, we also made a $75.0 million investment in the Murray Energy transport lease and overriding royalty agreements (see “Item 1. Financial Statements – Note 13. Related-Party Transactions”) and received $19.1 million in proceeds from the settlement of certain outstanding derivative contracts prior to the economically hedged sale transaction occurring.

Net cash used in financing activities was $63.4 million for the nine months ended September 30, 2016, compared to $17.0 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we repaid $12.2 million of principal under our A/R securitization program and $33.5 million of principal under our longwall financing and capital lease arrangements. We also incurred debt issuance costs of $15.8 million directly related to the debt restructuring in August 2016. During the nine months ended September 30, 2015, we increased our net borrowings by $134.1 million and paid distributions of $144.7 million.

Long-Term Debt, Capital Lease Obligations and Sale-Leaseback Financing Arrangements

On August 30, 2016, we completed a global restructuring of our indebtedness. The Restructuring Transactions alleviated certain defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Court of Chancery change-of-control litigation related to the purchase and sale agreement between Reserves and Murray Energy. As a result of the Restructuring Transactions and the resolution of the 2015 Delaware Court of Chancery change-of-control litigation, certain of our outstanding long-term debt and capital lease obligations are no longer reflected as a current liability in the condensed consolidated balance sheets and we are no longer subject to default interest rates.

Exchange of 2021 Senior Notes for New Notes and Warrants and Redemption of 2021 Senior Notes

The Partnership exchanged $599.8 million in aggregate principal amount of the 2021 Senior Notes and the accrued and unpaid interest thereon for the following consideration:

•	(i) $349.1 million in aggregate principal of Senior Secured Second Lien PIK Notes due 2021 (the “Second Lien Notes”);
•	(ii) $299.9 million in aggregate principal of Senior Secured Second Lien Exchangeable PIK Notes due 2017 (the “Exchangeable PIK Notes,” and, together with the Second Lien Notes, the “New Notes”); and
•

(iii) 516,825 warrants (the “Warrants”) to acquire newly issued common units of FELP (the “Common Units”) equal to 4.5% of the total limited partner units of FELP outstanding on the date of a Note Redemption (as defined below) (after giving effect to the full exercise thereof and the Note Redemption).

On the Closing Date, we also redeemed the remaining $175,000 in aggregate principal amount of 2021 Senior Notes that were not exchanged. Upon such redemption, the obligations under the 2021 Senior Notes were satisfied and discharged.

The Warrants were determined to meet the accounting criteria of a detachable freestanding derivative liability instrument and the fair value of the Warrants on the Closing Date was calculated to be $34.0 million. See Note 17 for additional discussion on the fair value of the Warrants. A liability for the fair value of the Warrant was recorded on our condensed consolidated balance sheet as of the Closing Date and the offset was recognized as a debt discount to the New Notes.  The discount was allocated pro rata between the Second Lien Notes and the Exchangeable PIK Notes in proportion to the relative fair value of each instrument held by a person other than the Reserves Group (see Note 13) on the Closing Date (only the unaffiliated holders of the New Notes received the Warrants on the Closing Date). The $25.0 million discount allocated to the Second Lien Notes and the $9.0 million discount allocated to the Exchangeable PIK Notes will be amortized using the effective interest method over their respective maturities.

Terms of the New Notes

The Second Lien Notes were issued pursuant to an indenture and have a maturity date of August 15, 2021. The Second Lien Notes bear interest at a rate of: (i) 9.0% per annum until August 15, 2018 and 10.0% per annum thereafter, in each case, payable in cash on each interest payment date; and (ii) 1.0% per annum payable in kind. Interest will be payable semi-annually on February 15th and August 15th, commencing on February 15, 2017. The Issuers may redeem the Second Lien Notes in whole or in part subject to the redemption premiums and provisions in the indenture.

The Exchangeable PIK Notes were issued pursuant to an indenture and have a maturity date of October 3, 2017 (the “Exchangeable PIK Notes Maturity Date”). The Exchangeable PIK Notes bear interest payable in kind at a rate of 15.0% per annum, payable on March 1, 2017 and October 3, 2017.

We may redeem, repurchase, refinance, defease or otherwise retire (any of the foregoing, a “redemption”) all of the Exchangeable PIK Notes on or prior to October 2, 2017 for cash at 100% of the principal amount thereof plus accrued interest (any such redemption, an “Exchangeable PIK Note Retirement”). In addition to the Exchangeable PIK Note Retirement, Murray Energy, an affiliate of Murray Energy or a group of persons which includes Murray Energy or any of its affiliates (collectively, the “Murray Group”) shall have the right to purchase all (but not less than all) of the Exchangeable PIK Notes on or prior to October 2, 2017 for cash at a price equal to 100% of the principal amount of the Exchangeable PIK Notes plus accrued interest (a “Murray Purchase,” and together with an Exchangeable PIK Note Retirement and any repayment of the Exchangeable PIK Notes in full in cash that occurs on the Exchangeable PIK Notes Maturity Date, a “Note Redemption”). Upon a Murray Purchase, the Murray Group will receive FELP units equal to the principal and interest settlement amount divided by the lesser of: (a) a number equal to one divided by 92.5% of the last thirty days weighted-average trading price or (b) 1.12007 common units per $1.00 principal amount of Exchangeable PIK Notes. However, the Issuer and Murray Energy may each purchase less than all of the Exchangeable PIK Notes, so long as the combination results in redemption of all of the Exchangeable PIK Notes. The Exchangeable PIK Note Retirement may be funded with the proceeds from an investment by the Murray Group or any member thereof in FELP, from general working capital or from any other source permitted by the Exchangeable PIK Notes Indenture (and subject to compliance with the Partnership’s other debt agreements). If the Exchangeable PIK Notes have not been redeemed or purchased for cash at 100% of the principal amount thereof plus accrued interest by the Exchangeable PIK Note Maturity Date, then all outstanding Exchangeable PIK Notes (including accrued interest) shall be exchanged for Common Units representing 75% of FELP’s outstanding limited partner units on the Exchangeable PIK Notes Maturity Date, subject to adjustment on account of certain anti-dilution protections.

The obligations under the New Notes are unconditionally guaranteed on a senior secured basis by each of FELP’s wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (other than Foresight Energy Finance Corporation) and on a senior unsecured basis by FELP and are or will be secured by second-priority perfected liens on substantially all of our and the subsidiary guarantors’ existing and future assets, subject to certain exceptions.

Senior Secured Credit Facilities

On the Closing Date, FELLC entered into an amendment to its senior secured credit facilities (as amended, the “Senior Secured Credit Facilities”), pursuant to which outstanding defaults under its existing credit agreement were waived and the credit agreement was amended and restated as set forth in the third amended and restated credit agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, a $297.8 million term loan remains outstanding and matures in August 2020 (the “Term Loan”) and the commitments under our $550.0 million revolving credit facility, which terminates in August 2018, was reduced to $475.0 million (the “Revolving Credit Facility”). As of September 30, 2016, we had $352.5 million in borrowings outstanding under the Revolving Credit Facility and $6.5 million in letters of credit. The commitments under our Revolving Credit Facility will be reduced further to $450.0 million on December 31, 2016. In addition, the Amended Credit Agreement adds an anti-hoarding provision under our Revolving Credit Facility which prohibits new borrowings if the aggregate amount of our unrestricted cash and cash equivalents (taking into account certain pending applications of cash) exceeds $35.0 million both before and after giving effect to such borrowing when taking into account the intended use of such loan proceeds for bona fide purposes within 60 days. Mandatory term loan prepayments are required to be made under our Term Loan based on an excess cash flow calculation, as defined in the Amended

Credit Agreement, for the second half of fiscal year 2016 and full fiscal year 2017, sales of assets, proceeds of insurance and condemnation awards and certain incurrence of indebtedness, subject, in each case, to customary exceptions and thresholds.

Under the Amended Credit Agreement, borrowings under our Revolving Credit Facility bear interest at a rate equal to, at our option: (i) LIBOR (subject to a LIBOR floor of 0%) plus an applicable margin ranging from 3.50% to 4.50%; or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.50%; in each case, determined in accordance with our consolidated net leverage ratio. Our Term Loan bears interest at a rate equal to, at our option: (i) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.50%; or (ii) a base rate plus 4.50%. We are also required to pay a commitment fee of 0.50% to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder and pay a fronting fee equal to 0.125% per annum of the amount available to be drawn under letters of credit. As of September 30, 2016, the weighted-average interest rate on Revolving Credit Facility and Term Loan borrowings was 5.0% and 6.5%, respectively.

The obligations under the Senior Secured Credit Facilities are unconditionally guaranteed on a senior unsecured basis by FELP and on a senior secured basis by our direct and indirect domestic subsidiaries and are or will be secured by first-priority perfected liens on substantially all of our and the subsidiary guarantors’ existing and future assets, subject to certain exceptions.

The Senior Secured Credit Facilities require that we comply on a quarterly basis with certain financial covenants, including a minimum consolidated interest coverage ratio of 2.00:1.00 and a maximum senior secured net leverage ratio ranging from 3.50:1.00 for the fiscal quarter ending September 30, 2016 to 2.75:1.00 for the fiscal quarter ending March 31, 2021 and thereafter. Our Senior Secured Credit Facilities prohibit certain restricted payments, including discretionary dividends, until the later to occur of: (i) June 30, 2018 and (ii) the date on which our obligations under our Revolving Credit Facility have been paid in full, after which restricted payments can be made of up to $25.0 million per year, subject to certain adjustments and exceptions.

Trade A/R Securitization Program

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

In August 2016, we entered into an amended and restated receivables financing agreement pursuant to which the Securitization Program was amended to permanently reduce commitments to $50.0 million. As of September 30, 2016, we had borrowings outstanding of $28.8 million under the Securitization Program.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. In connection with the Restructuring, we also executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations. These waivers, among other things, ratified the existing terms of each applicable equipment financing agreement, provided the lessor with a waiver fee equal to one hundred basis points of the outstanding amount due under the agreement, increased the interest rate by one percent per annum, and, with respect to certain arrangements, released the lessor from any claims that such parties may have against the lessor with respect to the lease. As of September 30, 2016, $38.9 million was outstanding under these capital lease obligations.

In March 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. Principal and interest payments are due monthly over the terms of the leases. In connection with the Restructuring, we also executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations. These waivers, among other things, ratified the existing terms of each applicable equipment financing agreement, provided the lessor with a waiver fee equal to one hundred basis points of the outstanding amount due under the agreement, increased the interest rate by one percent per annum, and, with respect to certain arrangements, released the lessor from any claims that such parties may have against the lessor with respect to the lease. As of September 30, 2016, $7.0 million was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in semiannual payments through maturity. On the Closing Date, we entered into an amendment to the 5.555% longwall financing credit agreement under which the lenders waived the existing defaults and the maturity date was accelerated by one year by increasing the last four semi-annual amortization payments. The new maturity date of the 5.555% longwall financing arrangement is September 2019.  In addition, the senior secured leverage ratio financial maintenance covenant was amended to be consistent with the Amended Credit Agreement. The outstanding balance as of September 30, 2016 was $41.3 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in semiannual payments through maturity. On the Closing Date, we entered into an amendment to the 5.78% longwall financing credit agreement under which the lenders waived the existing defaults and the maturity date was accelerated by one year by increasing the last three semi-annual amortization payments. The new maturity date of the 5.78% longwall financing arrangement is June 2019.  In addition, the senior secured leverage ratio financial maintenance covenant was amended to be consistent with the Amended Credit Agreement. The outstanding balance as of September 30, 2016 was $44.8 million.

Sale-Leaseback Financing Arrangements - Affiliate

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, a subsidiary of Natural Resources Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At September 30, 2016, the outstanding balance of the sale-leaseback financing arrangement was $143.3 million and the effective interest rate was 13.9%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At September 30, 2016, the outstanding balance of the sale-leaseback financing arrangement was $50.0 million and the effective interest rate was 13.1%.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At September 30, 2016, we had $6.5 million of letters of credit outstanding.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $82.4 million as of September 30, 2016 to secure reclamation and other performance commitments. In February 2016, we were required to post cash collateral of $2.5 million to our surety bond provider.

Long-Term Debt and Capital Lease Obligations Contractual Obligations

The following is a summary of our significant future contractual long-term and capital lease obligations as of September 30, 2016:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In Millions)
Long-term debt (principal and cash interest) (1),(2)	$1,775.6	$95.7	$925.5	$754.4	$—
Capital lease obligations (minimum lease payments)	50.1	19.9	25.3	4.9	—
Total	$1,825.7	$115.6	$950.8	$759.3	$—

(1)

Includes principal and cash interest payments on our Second Lien Notes due 2021, Exchangeable PIK Notes due 2017, Revolving Credit Facility, Term Loan, Trade A/R Securitization facility and the 5.555% and 5.78% longwall financing arrangements. The calculated interest expense assumes no early principal repayments and is based on the actual interest rates as of September 30, 2016. PIK interest under the Second Lien Notes and Exchangeable PIK Notes is added to outstanding principal under the terms of the respective indentures and repaid at maturity.

(2)

If we fail to repay the outstanding principal and accrued interest on the Exchangeable PIK Notes by the Exchangeable PIK Note Maturity Date, then all outstanding Exchangeable PIK Notes (including accrued interest) shall be exchanged for common units effectively representing 75% of FELP’s outstanding limited partner units on the Exchangeable PIK Notes Maturity Date, subject to adjustment on account of certain anti-dilution protections. The Murray Group also has an option to purchase all of the Exchangeable PIK Notes on or prior to October 2, 2017 for cash at a price equal to 100% of the principal amount of the Exchangeable PIK Notes plus accrued interest. Upon a Murray Purchase, the Murray Group will receive FELP units equal to the principal and interest settlement amount divided by the lesser of: (a) a number equal to one divided by 92.5% of the last thirty days weighted-average trading price or (b) 1.12007 common units per $1.00 principal amount of Exchangeable PIK Notes.

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

As of September 30, 2016, we have 0.7 million tons economically hedged with forward coal derivative contracts tied to the API 2 coal price index to partially mitigate coal price risk through 2017. The impact of our economic hedges to fix the selling price on unpriced (or index-based) coal sales contracts and forecasted sales is not reflected in the table above. A 10% change in the API 2 index would result in a $4.7 million change in the fair value of outstanding forward coal derivative contracts.

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. To limit our exposure to price volatility, we have entered into swap agreements with financial institutions which allow us to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of September 30, 2016, we had 0.3 million gallons of diesel fuel hedged through 2016. A 10% change in the price of diesel fuel would result in a $0.1 million change in the fair value of these derivative contracts.

Interest Rate Risk

We are exposed to interest rate risk due to our existing level of indebtedness. At September 30, 2016, of our $1.4 billion in long-term debt and capital lease obligations outstanding, $679.1 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates (excluding the impact of default interest rates). A one percentage point increase in the non-default interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $4.2 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Restructuring Transactions (see “Item 1. Financial Statements – Note 3. Restructuring Transactions”, “Item 1. Financial Statements – Note 10. Long-Term Debt and Capital Lease Obligations” for additional discussion), the Partnership is disclosing the following additional risks to holders of its Common Units.

Unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.  The Exchange Offer could generate substantial cancellation of indebtedness income that will be allocated and taxable to our unitholders.  The amount of such taxable income cannot be determined with precision currently, but the amount of a unitholder’s resulting tax liability per unit may be substantial in relation to, or potentially exceed the value of, a Common Unit.

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income regardless of whether the unitholders receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from that income.   Due to restrictions under our new and amended indebtedness, we have suspended regular distributions and expect to be limited to paying certain tax-related distributions for the foreseeable future.

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

The Restructuring Transactions contemplate the potential issuances of additional equity securities by us which would significantly dilute the ownership of our existing unitholders.

We may issue a significant amount of additional equity securities to our creditors in connection with the Restructuring Transactions. To the extent we issue substantial additional equity securities, the ownership of our existing unitholders would be diluted and such dilution could be substantial.

Restrictions in the agreements governing our new and amended indebtedness further limit our ability to make distributions to our unitholders.

The new agreements and amendments to our existing debt agreements (including the indentures governing the Second Lien Notes and the Exchangeable PIK Notes and amendments to our amended and restated credit agreement and our other debt agreements) provide restricted payments provisions that, in material respects, are even more restrictive than our prior debt agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Defaults under our debt arrangements were cured as part of the Restructuring Transactions, see Part I. “Item 1. Financial Statements –Note 3, Restructuring Transactions.”

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.1 of this Form 10-Q.

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2016.

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

3.3

First Amendment to First Amended and Restated Agreement of Limited Partnership of Foresight Energy LP, dated as of August 30, 2016, entered into by Foresight Energy GP LLC  (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

4.1

Indenture, dated as of August 30, 2016, by and among Foresight Energy LLC, Foresight Energy Finance Corporation, the Guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

4.2

Indenture, dated as of August 30, 2016, by and among Foresight Energy LLC, Foresight Energy Finance Corporation, the Guarantors party thereto, Wilmington Trust, National Association, as trustee and American Stock Transfer & Trust Company, LLC, as notes administrator and as exchange agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

4.3

Warrant Agreement (including the Form of Warrant Certificate), dated as of August 30, 2016, between Foresight Energy LP, American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.1

Registration Rights Agreement, dated as of August 30, 2016, by and between Foresight Energy LP and Murray Energy Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.2

Registration Rights Agreement by and among Foresight Energy LP, Foresight Reserves, LP, Michael J. Beyer and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.3

Registration Rights Agreement, dated as of August 30, 2016, by and among Foresight Energy LP, and the other parties signatory thereto and any additional parties identified on the signature pages of any Joinder Agreement executed and delivered pursuant thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.4

First Amended and Restated Receivables Financing Agreement, dated as of August 30, 2016, by and among Foresight Receivables LLC, the persons from time to time party thereto as Lenders, Group Agents and LC Participants, PNC Bank, National Association, as both LC Bank and Administrative Agent, Foresight Energy LLC and Credit Agricole Corporate and Investment Bank and Atlantic Asset Securitization LLC (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.5

Intercreditor Agreement (Securitization), dated as of August 30, 2016, by and among Citibank, N.A., Wilmington Savings Fund Society, FSB, the Third Lien Collateral Agent to the extent a party thereto, Foresight Energy LLC, each of the originators party thereto from time to time, Foresight Receivables LLC and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.6

Financing Side Letter, dated as of August 30, 2016, by and among Foresight Reserves, LP, and the other investors listed on Schedule A thereto, from time to time, Murray Energy Corporation and Foresight Energy LP (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.7

Indefeasible Assignment of Minimum Royalties under Coal Leases (Colt Assignment), dated as of August 30, 2016, by and between Colt LLC and Murray American Coal, Inc (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.8

Seventh Amendment to Credit Agreement, Third Amendment to Guaranty, and Waiver, dated as of August 30, 2016, by and among Hillsboro Energy LLC, Foresight Energy LLC, the undersigned Lender, Crédit Agricole Corporate and Investment Bank and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme (incorporated herein by reference to Exhibit 10.8to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.9

Seventh Amendment to Credit Agreement, Third Amendment to Guaranty, and Waiver, dated as of August 30, 2016, by and among Sugar Camp Energy, LLC, Foresight Energy LLC, the undersigned Lender, Crédit Agricole Corporate and Investment Bank and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme (incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.10

Amendment Agreement, dated as of August 30, 2016, by and among Foresight Energy LLC, certain subsidiaries of the Borrower signatory thereto as Subsidiary Guarantors, Foresight Energy LP, each of the Lenders party thereto and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.11

Second Lien Pledge and Security Agreement, dated as of August 30, 2016, by Foresight Energy LLC, Foresight Energy Finance Corporation, each of the subsidiaries of Foresight Energy LLC party thereto from time to time, in favor of Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.12

Third Amended and Restated Credit Agreement, dated as of August 30, 2016, among Foresight Energy LLC, each lender from time to time party thereto and Citibank, N.A., as Administrative Agent, Collateral Agent and Swing Line Lender, and each L/C Issuer from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.13

Parent Guaranty, dated as of August 30, 2016, made by Foresight Energy LP (incorporated herein by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.14

Intercreditor Agreement, dated as of August 30, 2016, by and among Foresight Energy LLC, Foresight Energy Finance Corporation, each of the guarantors party thereto, Citibank, N.A., as the first lien administrative agent and collateral agent, Wilmington Savings Fund Society, FSB as the second lien collateral agent, Wilmington Trust, N.A., as trustee under the Exchangeable PIK Notes Indenture, Wilmington Savings Fund Society, FSB, as trustee under the Second Lien Notes Indenture, each hedge bank, cash management bank and each secured commodity swap counterparty party thereto from time to time, the third lien collateral agent for the third lien secured parties to the extent party thereto and each additional representative from time to time party thereto (incorporated herein by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.15

Collateral Trust and Intercreditor Agreement, dated as of August 30, 2016, by and among Foresight Energy LLC, Foresight Energy Finance Corporation, the other Grantors from time to time party thereto, Wilmington Savings Fund Society, FSB and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.16

First Amendment to Transaction Support Agreement, dated as of July 15, 2016, by and among Foresight Energy GP LLC, Foresight Energy LLC, and Foresight Energy Finance Corporation (collectively, the “Issuers”), certain subsidiaries of the Issuers, and Foresight Energy LP and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2016 (SEC File No.001-36503)).

10.17

Joinder to Transaction Support Agreement, dated as of July 17, 2016, by and among the Issuers, certain subsidiaries of the Issuers, and Foresight Energy LP and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 18, 2016 (SEC File No.001-36503)).

10.18

Second Amendment to Transaction Support Agreement, dated as of July 15, 2016, by and among Foresight Energy LLC, certain subsidiaries thereof, and Foresight Energy LP and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 18, 2016 (SEC File No.001-36503)).

10.19

Amended and Restated Transaction Support Agreement, dated July 22, 2016, by and among Foresight Energy LLC, certain subsidiaries thereof, Foresight Energy LP, Foresight Reserves LP and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2016 (SEC File No.001-36503)).

10.20

Amended and Restated Transaction Support Agreement, dated July 22, 2016, by and among  Foresight Energy GP LLC, Foresight Energy LLC, certain subsidiaries thereof, Foresight Energy LP, Foresight Reserves LP and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 25, 2016 (SEC File No.001-36503)).

10.21

Supplemental Indenture, dated as of August 24, 2016, by and among Foresight Energy LLC, Foresight Energy Finance Corporation and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 25, 2016 (SEC File No.001-36503)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended September 30, 2016 filed in XBRL. The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed".

*	Filed herewith.

**	Furnished.