Form 10-Q
period 2017-03-31
Foresight Energy LP
filed 2017-05-15
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ Accelerated filer ☐ Non-accelerated filer ☒	Smaller reporting company ☐

	(do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2017, the registrant had 75,733,016 common units and 64,954,691 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

	(Successor)	(Predecessor)
	March 31,	December 31,
	2017	2016
	(In Thousands)	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$4,235	$103,690
Accounts receivable	35,210	54,905
Due from affiliates	19,293	16,891
Financing receivables - affiliate	2,961	2,904
Inventories, net	49,539	43,052
Prepaid royalties	4,800	3,136
Deferred longwall costs	—	13,310
Coal derivative assets	2,576	7,650
Other prepaid expenses and current assets	17,901	21,443
Contract-based intangibles	39,822	—
Total current assets	176,337	266,981
Property, plant, equipment and development, net	2,607,144	1,318,937
Due from affiliates	947	1,843
Financing receivables - affiliate	66,473	67,235
Prepaid royalties	—	13,765
Other assets	2,270	20,250
Contract-based intangibles	10,928	—
Total assets	$2,864,099	$1,689,011
Liabilities and partners’ capital (deficit)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$67,778	$368,993
Current portion of sale-leaseback financing arrangements	1,499	1,372
Accrued interest	4,839	29,760
Accounts payable	68,295	60,971
Accrued expenses and other current liabilities	38,165	43,592
Asset retirement obligations	8,167	7,273
Due to affiliates	9,253	20,904
Contract-based intangibles	23,640	—
Total current liabilities	221,636	532,865
Long-term debt and capital lease obligations	1,299,998	1,022,070
Sale-leaseback financing arrangements	190,169	190,497
Asset retirement obligations	37,438	37,644
Warrant liability	—	51,169
Other long-term liabilities	4,857	9,359
Contract-based intangibles	109,508	—
Total liabilities	1,863,606	1,843,604
Limited partners' capital (deficit):
Common unitholders (75,733 and 66,105 units outstanding as of March 31, 2017 and December 31, 2016, respectively)	596,469	100,628
Subordinated unitholders (64,955 units outstanding as of March 31, 2017 and December 31, 2016)	404,024	(255,221)
Total partners' capital (deficit)	1,000,493	(154,593)
Total liabilities and partners' capital (deficit)	$2,864,099	$1,689,011

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

	(Predecessor)
	Three Months Ended
	March 31,
	2017	2016
	(In Thousands, Except per Unit Data)
Revenues
Coal sales	$227,813	$163,097
Other revenues	2,581	2,988
Total revenues	230,394	166,085

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	117,762	89,177
Cost of coal purchased	7,973	550
Transportation	37,726	25,798
Depreciation, depletion and amortization	39,298	36,417
Accretion on asset retirement obligations	710	844
Selling, general and administrative	6,554	5,719
Transition and reorganization costs	—	5,940
Loss on commodity derivative contracts	1,492	523
Other operating expense (income), net	451	(88)
Operating income	18,428	1,205
Other expenses:
Interest expense, net	43,380	32,995
Debt restructuring costs	—	9,710
Change in fair value of warrants	(9,278)	—
Loss on early extinguishment of debt	95,510	107
Net loss	(111,184)	(41,607)
Less: net income attributable to noncontrolling interests	—	97
Net loss attributable to controlling interests	(111,184)	(41,704)
Net loss attributable to predecessor	(111,184)	(41,704)
Net loss attributable to successor	$—	$—

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(56,259)	$(20,890)
Subordinated unitholders	$(54,925)	$(20,814)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(0.85)	$(0.32)
Subordinated unitholders	$(0.85)	$(0.32)

Weighted average limited partner units outstanding - basic and diluted:
Common units	66,533	65,193
Subordinated units	64,955	64,955

Distributions declared per limited partner unit	$—	$—

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statement of Partners’ Capital

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholders	Subordinated Units	Capital (Deficit)
	(In Thousands, Except Unit Data)
Predecessor balance at January 1, 2017	$100,628	66,104,673	$(255,221)	64,954,691	$(154,593)
Net loss attributable to predecessor	(56,259)	—	(54,925)	—	(111,184)
Issuance of common units to Murray Energy (affiliate)	60,586	9,628,108	—	—	60,586
Reclassification of warrants	41,888	—	—	—	41,888
Equity-based compensation	318	—	—	—	318
Issuance of equity-based awards	—	235	—	—	—
Predecessor balance at March 31, 2017	147,161	75,733,016	(310,146)	64,954,691	(162,985)
Pushdown accounting adjustments	449,308	—	714,170	—	1,163,478
Successor balance at March 31, 2017	$596,469	75,733,016	$404,024	64,954,691	$1,000,493

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

	(Predecessor)
	Three Months Ended
	March 31,
	2017	2016
	(In Thousands)
Cash flows from operating activities
Net loss	$(111,184)	$(41,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	39,298	36,417
Amortization of debt discount and deferred issuance costs	6,365	1,727
Equity-based compensation	318	3,992
Loss on commodity derivative contracts	1,492	523
Settlements of commodity derivative contracts	3,724	5,119
Realized gains on commodity derivative contracts included in investing activities	(3,520)	—
Transition and reorganization expenses paid by Foresight Reserves (affiliate)	—	2,000
Change in fair value of warrants	(9,278)	—
Debt extinguishment expense	95,510	107
Other	1,321	1,465
Changes in operating assets and liabilities:
Accounts receivable	19,695	16,902
Due from/to affiliates, net	(13,157)	13,064
Inventories	(917)	(10,237)
Prepaid expenses and other current assets	(2,375)	(4,247)
Prepaid royalties	(241)	891
Commodity derivative assets and liabilities	(532)	1,707
Accounts payable	7,324	(3,239)
Accrued interest	(9,803)	12,769
Accrued expenses and other current liabilities	(3,430)	(695)
Other	1,782	(2,436)
Net cash provided by operating activities	22,392	34,222
Cash flows from investing activities
Investment in property, plant, equipment and development	(19,908)	(5,040)
Return of investment on financing arrangements with Murray Energy (affiliate)	705	653
Settlement of certain coal derivatives	3,520	—
Proceeds from sale of property, plant and equipment	1,898	83
Net cash used in investing activities	(13,785)	(4,304)
Cash flows from financing activities
Net change in borrowings under revolving credit facility	(352,500)	—
Net change in borrowings under A/R securitization program	7,000	(19,800)
Proceeds from other long-term debt	1,234,438	—
Payments on other long-term debt and capital lease obligations	(970,721)	(11,097)
Proceeds from issuance of common units to Murray Energy (affiliate)	60,586	—
Debt extinguishment costs	(57,645)	—
Debt issuance costs paid	(27,328)	—
Other	(1,892)	(339)
Net cash used in financing activities	(108,062)	(31,236)
Net decrease in cash and cash equivalents	(99,455)	(1,318)
Cash and cash equivalents, beginning of period	103,690	17,538
Cash and cash equivalents, end of period	$4,235	$16,220

Supplemental disclosures of non-cash financing activities:
Non-cash capital contribution from Foresight Reserves LP (affiliate)	$—	$813
Reclassification of warrant liability to partners' capital	$41,888	$—

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

On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% voting interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership percentage of the Partnership’s limited partner units. On March 28, 2017, following the completion of a debt refinancing (see Note 8), Murray Energy exercised its option (the “FEGP Option”) to acquire an additional 46% voting interest in FEGP from Foresight Reserves and Michael J. Beyer (“Beyer”) pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and Beyer, as amended, thereby increasing Murray Energy’s voting interest in FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. Murray Energy’s acquisition of the incremental ownership in FEGP resulted in its obtaining control of FELP. Per Accounting Standards Update (“ASC”) 805-50-25-4, Murray Energy, as the acquirer of FELP through FEGP, has the option to apply pushdown accounting in the separate financial statements of the acquiree. Murray Energy elected to adopt pushdown accounting in our stand alone financial statements and therefore we will reflect purchase accounting adjustments in our consolidated financial statements (see Note 3).

Also, due to the application of "push down" accounting, our condensed consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented. The periods prior to the acquisition date are identified as “Predecessor” and the period after the acquisition date is identified as “Successor”. For accounting purposes, management has designated the acquisition date as March 31, 2017 (the “Acquisition Date”), as the operating results and change in financial position for the intervening period is not material.

As used hereafter in this report, the terms “Foresight Energy LP,” “FELP,” the “Partnership,” “we,” “us” or like terms, refer to the consolidated results of Foresight Energy LP and its consolidated subsidiaries and affiliates, unless the context otherwise requires or where otherwise indicated.

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

The accompanying condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly, the Partnership’s condensed consolidated financial position, results of operations and cash flows for all periods presented. In preparing the condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under U.S. generally accepted accounting principles (“U.S. GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2017. Intercompany transactions are eliminated in consolidation.

2. New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation, which was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as equity or liabilities, an option to recognize gross equity-based compensation expense with actual forfeitures recognized as they occur and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We adopted this update during the first quarter of 2017 and it had an immaterial impact on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. We adopted this update during the first quarter of 2017 and it did not have an impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB delayed the effective date until annual and interim periods beginning after December 31, 2017. We intend to adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. While we have not yet completed our review of the impact of the new standard, we do not currently anticipate a material impact on our revenue recognition practices. We are continuing to evaluate the disclosure requirements under this standard as well as additional changes, modifications or interpretations which may impact our current conclusions.

No other new accounting pronouncement issued or effective during the fiscal year which was not previously disclosed in our Annual Report on Form 10-K had, or is expected to have, a material impact on our consolidated financial statements or related disclosures.

3. Pushdown Accounting

Pursuant to the acquisition by Murray Energy of the controlling interest in FEGP, management, with the assistance of a third party valuation firm, has preliminarily estimated the fair value of FELP’s assets and liabilities as of the Acquisition Date. Given that the valuation being performed by the third party valuation firm is not yet complete, the value of certain assets and liabilities are preliminary in nature and will be adjusted as additional analysis is performed and as additional information is obtained about the facts and circumstances that existed at the acquisition date. As a result, material adjustments to this preliminary allocation may occur as the valuation and the related "push down" accounting is finalized (such finalization to be completed within one year of the Acquisition Date, per the terms of ASC 805-50-25-4). The carrying values of certain of FELP's assets and liabilities, including the sale leaseback financing arrangements, in this preliminary estimate were assumed to approximate their fair values. FELP’s identifiable intangibles at this time consist primarily of a preliminary assessment on certain favorable and unfavorable contracts. The condensed consolidated balance sheet as of March 31, 2017 represents the preliminary allocation of the assets and liabilities of FELP.

The preliminary net purchase accounting adjustments to record the assets and liabilities of FELP to fair value as of the Acquisition Date resulted in a $1.2 billion net increase to net assets, and was comprised of the following preliminary adjustments from carrying value:

(Successor)
March 31, 2017
(In Thousands)
Working capital and certain other long-term asset accounts	$(33,702)
Mineral rights, land and land rights (1)	1,678,795
Plant, equipment and development (1)	(367,933)
Intangibles, net	(82,398)
Deferred debt issuance costs	(33,879)
Long-term liabilities	2,595
Pushdown accounting adjustment	$1,163,478

(1) – The development costs of the mine were reduced to zero as part of the fair value adjustment and the corresponding value of mineral rights assets was increased to reflect the future cash flows that the developed mines are expected to generate. As a result, the value of the plant, equipment and development asset category decreased significantly and the value of the mineral rights category increased significantly.

The following table presents each major class of intangible assets preliminarily identified as of March 31, 2017:

(Successor)
March 31, 2017
(In Thousands)
Favorable sales contracts, net	$10,503
Unfavorable royalty agreements	(66,684)
Unfavorable transportation agreements	(26,217)
Total intangibles, net	$(82,398)

4. Commodity Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we enter into fixed price coal supply sales agreements and coal derivative swap contracts.

As of March 31, 2017 and December 31, 2016, we had outstanding coal derivative swap contracts to fix the selling price on 0.2 million tons and 0.5 million tons, respectively. Swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments through 2017. The coal derivative contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the condensed consolidated balance sheets (see Note 11).

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

We received $3.5 million in proceeds during the three months ended March 31, 2017 from the settlement of derivatives that were reclassified from an operating cash flow activity to an investing activity in the condensed consolidated statement of cash flows because the derivative contracts were settled prior to the expiration of their contractual maturities and prior to the delivery date of the underlying sales contracts.

5. Accounts Receivable

Accounts receivable consist of the following:

	(Successor)	(Predecessor)
	March 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Trade accounts receivable	$27,417	$42,862
Other receivables	7,793	12,043
Total accounts receivable	$35,210	$54,905

6. Inventories

Inventories consist of the following:

	(Successor)	(Predecessor)
	March 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Parts and supplies	$17,786	$18,712
Raw coal	4,398	4,907
Clean coal	27,355	19,433
Total inventories	$49,539	$43,052

7. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	(Successor)	(Predecessor)
	March 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Mineral rights, land and land rights	$1,773,488	$99,909
Plant and equipment	833,656	2,318,697
Total property, plant, equipment and development	2,607,144	2,418,606
Less: accumulated depreciation, depletion and amortization	—	(1,099,669)
Property, plant, equipment and development, net	$2,607,144	$1,318,937

In conjunction with pushdown accounting, property, plant, equipment and development, net was measured at the preliminary estimate of fair value as of the Acquisition Date, which also impacted how value was assigned between the categories within property, plant, equipment and development (see Note 3).

8. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	(Successor)	(Predecessor)
	March 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Prior Second Lien Notes	$—	$349,100
2017 Exchangeable PIK Notes	—	299,859
Prior Revolving Credit Facility ($450.0 million capacity)	—	352,500
Prior Term Loan due 2020	—	295,667
2023 Second Lien Notes	425,000	—
New Term Loan due 2022	825,000	—
Revolving Credit Facility ($170.0 million capacity)	—	—
Trade A/R Securitization	21,200	14,200
5.78% longwall financing arrangement	39,217	39,217
5.555% longwall financing arrangement	36,094	41,250
Capital lease obligations	36,800	41,457
Subtotal - Total long-term debt and capital lease obligations principal outstanding	1,383,311	1,433,250
Unamortized deferred financing costs and debt discounts	(15,535)	(42,187)
Total long-term debt and capital lease obligations	1,367,776	1,391,063
Less: current portion	(67,778)	(368,993)
Non-current portion of long-term debt and capital lease obligations	$1,299,998	$1,022,070

On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to FELP in exchange for 9.6 million common units of FELP. The cash was utilized to redeem, pursuant to an equity claw redemption provision, $54.5 million of the then outstanding Second Lien Senior Secured Notes due 2021 (the “Prior Second Lien Notes”) at a redemption price equal to 110% of the principal thereof, plus accrued and unpaid interest.

On March 28, 2017 (the “Closing Date”), FELP, together with its wholly-owned subsidiaries Foresight Energy LLC (the “Borrower” or “FELLC”) and Foresight Energy Finance Corporation (the “Co-Issuer” and together with FELLC, the “Issuers”) and certain of the Issuers’ subsidiaries, completed a series of transactions to refinance certain previously outstanding indebtedness (the “Refinancing Transactions”). The new debt issued was as follows:

•	On the Closing Date, the Issuers issued $425.0 million aggregate principal amount of Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) and
•

On the Closing Date, the Borrower entered into a new credit agreement (the “New Credit Agreement”) providing for new senior secured first-priority credit facilities (the “New Credit Facilities”) consisting of a new senior secured first-priority $825.0 million term loan with a five-year maturity (the “New Term Loan”) and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility (the “Revolving Credit Facility”).

We incurred third-party professional fees totaling $27.3 million related to the new indebtedness.

The Partnership retired the following indebtedness in the Refinancing Transactions:

•	the remaining Prior Second Lien Notes at a redemption price equal to the principal amount thereof plus the applicable premium as of, and accrued and unpaid;
•	the Second Lien Senior Secured Exchangeable PIK Notes due 2017 (the “Exchangeable PIK Notes”) at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest; and
•

the Partnership’s outstanding credit facilities (the “Prior Credit Facilities”), including the revolving credit facility (the “Prior Revolving Credit Facility”) and the term loan (the “Prior Term Loan”), including, in each case, accrued and unpaid interest.

As a result of the Restructuring Transactions, a loss on the early extinguishment of debt of $95.5 million was recognized during the three months ended March 31, 2017 for the incurrence of $57.6 million in make-whole/equity-claw premiums and other cash costs to retire the Prior Second Lien Notes early and the write-off of $37.9 million of unamortized debt discounts and debt issuance costs related to the retired indebtedness.

Description of the New Credit Facilities

On the Closing Date, the Borrower entered into a New Credit Agreement providing for new senior secured first-priority credit facilities consisting of a new senior secured first-priority $825.0 million term loan with a maturity of five years and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility. The New Term Loan was issued at an initial discount of $12.4 million, which is being amortized using the effective interest method over the term of the loan. Amounts outstanding under the New Credit Facilities bear interest as follows:

•                 in the case of the New Term Loan, at the Borrower’s option, at (a) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum; and

•                  in the case of borrowings under the Revolving Credit Facility, at the Borrower’s option, at (a) LIBOR (subject to a floor of zero) plus an applicable margin ranging from 5.25% to 5.50% per annum or (b) a base rate plus an applicable margin ranging from 4.25% to 4.50% per annum, in each case, such applicable margins to be determined based on our net first lien secured leverage ratio.

In addition to paying interest on the outstanding principal under the New Credit Facilities, we are required to pay a quarterly commitment fee with respect to the unused portions of our Revolving Credit Facility and customary letter of credit fees. The New Credit Facilities require scheduled quarterly amortization payments on the New Term Loan in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Loan, with the balance to be paid at maturity.

The New Credit Facilities also require us to prepay outstanding borrowings, subject to certain exceptions, with:

•                  75% (which will be reduced to 50%, 25% and 0% based on satisfaction of specified net secured leverage ratio tests) of our annual excess cash flow, as defined under the New Credit Facilities;

•                  100% of the net cash proceeds of non-ordinary course asset sales and other dispositions of property, in each case subject to certain exceptions and customary reinvestment rights;

•                  100% of the net cash proceeds of insurance (other than insurance proceeds relating to the Deer Run mine), in each case subject to certain exceptions and customary reinvestment rights; and

•                  100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the New Credit Facilities.

We may voluntarily repay outstanding loans under the New Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing transaction in respect of the New Term Loan, in each case subject to customary “breakage” costs with respect to Eurodollar Rate loans. All obligations under the New Credit Facilities are guaranteed by FELP on a limited recourse basis (where recourse is limited to its pledge of stock of the Borrower) and are or will be unconditionally guaranteed, jointly and severally, on a senior secured first-priority basis by each of the Borrower’s existing and future direct and indirect, wholly-owned domestic restricted subsidiaries (which do not currently include Hillsboro Energy LLC), subject to certain exceptions.

The New Credit Facilities require that, commencing as of the end of the second fiscal quarter in 2017, we comply on a quarterly basis with a maximum net first lien secured leverage ratio of 3.75:1.00, stepping down by 0.25x in each of the first quarters of 2019 and 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The New Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control.

As of March 31, 2017, we had no borrowings outstanding under our Revolving Credit Facility, and available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $11.5 million, was $158.5 million.

Description of the 2023 Second Lien Notes

On the Closing Date, the Issuers issued $425.0 million aggregate principal amount of 2023 Second Lien Notes pursuant to an indenture (the “Indenture”), dated as of the Closing Date, by and among the Issuers, the guarantors party thereto and the trustee. The 2023 Second Lien Notes have a maturity date of April 1, 2023 and bear interest at a rate of 11.50% per annum, payable in cash semi-annually on April 1 and October 1 (commencing on October 1, 2017). The 2023 Second Lien Notes were issued at an initial discount of $3.2 million, which is being amortized using the effective interest method over the term of 2023 Second Lien Notes. The obligations under the 2023 Second Lien Notes are unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis by each of the wholly-owned domestic subsidiaries of the Issuers that guarantee the New Credit Facilities (which do not include Hillsboro Energy LLC). The Indenture contains certain usual and customary negative covenants and events of default, including related to a change in control.

Prior to April 1, 2020, the Issuers may redeem the 2023 Second Lien Notes in whole or in part at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium. In addition, prior to April 1, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the 2023 Second Lien Notes at a price equal to 111.50% of the aggregate principal amount of the 2023 Second Lien Notes redeemed with the proceeds from a qualified equity offering, subject to at least 50% of the aggregate principal amount of the 2023 Second Lien Notes remaining outstanding after giving effect to any such redemption. On or after April 1, 2020, the Issuers may redeem the Notes at a price equal to: (i) 105.750% of the aggregate principal amount of the 2023 Second Lien Notes redeemed prior to April 1, 2021; (ii) 102.875% of the aggregate principal amount of the 2023 Second Lien Notes redeemed on or after April 1, 2021 but prior to April 1, 2022; and (iii) 100.000% of the aggregate principal amount of the 2023 Second Lien Notes redeemed thereafter.

Long-term Debt and Capital Lease Obligation Contractual Maturities

The following table summarizes the contractual principal maturities of long-term debt and capital lease obligations as of March 31, 2017:

	(Successor)
	Long-Term Debt	Capital Lease Obligations
	(In Thousands)
April 1, 2017 - March 31, 2018	$53,546	$14,232
April 1, 2018 - March 31, 2019	42,393	11,635
April 1, 2019 - March 31, 2020	25,322	10,933
April 1, 2020 - March 31, 2021	8,250	—
April 1, 2021 - March 31, 2022	792,000	—
Thereafter	425,000	—
Total	$1,346,511	$36,800

9. Related-Party Transactions

Overview

Affiliated entities of FELP principally include: (a) Murray Energy, owner of a 80% interest in our general partner (effective March 28, 2017) and owner of all of the outstanding subordinated limited partner units, (b) Entities owned and controlled by Chris Cline, the former majority owner and former chairman of our general partner and (c) Natural Resource Partners LP (“NRP”) and its affiliates, for which Chris Cline directly and indirectly beneficially owned a 31% and 4% interest in the general and limited partner interests of NRP, respectively. On May 9, 2017, the affiliate owned by Chris Cline sold its holdings in NRP’s general partner.  As a result, NRP and its affiliates will not be treated as related parties after May 9, 2017. We routinely engage in transactions in the normal course of business with Murray Energy and its subsidiaries, NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions include, among others, production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements. We also acquire mining equipment from subsidiaries of Murray Energy.

Murray Investments

On April 16, 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and nearly 50% of the outstanding limited partner units in FELP, including all of the outstanding subordinated units. Murray Energy is also a holder of 17,556 of FELP’s outstanding warrants as of March 31, 2017. On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to us in exchange for 9,628,108 common units of FELP. On March 28, 2017, following completion of the Refinancing Transactions, Murray Energy exercised its FEGP Option to acquire an additional 46% voting interest in FEGP from Foresight Reserves and Beyer pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Reserves and Beyer, as amended, thereby increasing Murray Energy’s voting interest in the General Partner to 80%. The aggregate exercise price of the FEGP Option was $15 million. FEGP will continue to govern the Partnership subsequent to this transaction.

Following the exercise of the FEGP Option, pursuant to the operating agreement of the General Partner, all members of the board of directors of the General Partner (the “Board”), other than Paul Vining, are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion. Murray Energy is entitled to appoint a majority of the Board. On March 28, 2017, Chris Cline resigned from the Board, and from his role as Principal Strategy Advisor. In connection with the departure of Mr. Cline, effective March 28, 2017, Robert D. Moore will serve as Chairman of the Board and Mr. Robert E. Murray became a member of the Board. Mr. Murray currently serves as the Executive Vice President of Marketing and Sales at Murray Energy. These changes came by way of the amended general partner operating agreement that went into effect upon the exercise of the FEGP Option.

Murray Management Services Agreement

On April 16, 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provides certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. Upon the exercise of the FEGP Option, the General Partner entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments. After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the three months ended March 31, 2017 and 2016 was $2.5 million and $2.1 million, respectively.

Murray Energy Transport Lease and Overriding Royalty Agreements

For the three months ended March 31, 2017 and 2016, we recorded other revenues of $1.6 million and $1.8 million, respectively, under the transport lease (the “Transport Lease”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy. The total remaining minimum payments under the Transport Lease was $90.0 million at March 31, 2017, with unearned income equal to $32.2 million. As of March 31, 2017, the outstanding Transport Lease financing receivable was $57.8 million, of which $2.8 million was classified as current in the condensed consolidated balance sheet.

For the three months ended March 31, 2017 and 2016, we recorded other revenues of $0.8 million and $0.7 million, respectively, under the overriding royalty agreement (the “ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company. The total remaining minimum payments under the ORRA was $31.6 million at March 31, 2017, with unearned income equal to $20.0 million. As of March 31, 2017, the outstanding ORRA financing receivable was $11.6 million, of which $0.2 million was classified as current in the condensed consolidated balance sheet.

Other Murray Transactions

During the three months ended March 31, 2017 and 2016, we purchased $2.1 million and $0.4 million, respectively, in equipment, supplies and rebuild services from affiliates of Murray Energy. During the three months ended March 31, 2017 and 2016, we provided $0.1 million and $0.3 million, respectively, in equipment, supplies and rebuild services to affiliates of Murray Energy.

From time to time, we purchase and sell coal to Murray Energy and its affiliates to, among other things, meet each of our customer contractual obligations. We also sell coal to Javelin Global Commodities Limited (“Javelin”), an international commodities marketing and trading joint venture owned by Murray Energy, Uniper (formerly E.ON Global Commodities SE), and management of Javelin. During the three months ended March 31, 2017 and 2016, we purchased $8.0 million and $0.6 million, respectively, in coal from Murray Energy and its affiliates and we sold $60.7 million and $0 million, respectively, of coal to Murray Energy and its affiliates, including Javelin. During the three months ended March 31, 2017 and 2016, we also paid Javelin $0.7 million and $0 million, respectively, in sales commissions. As of March 31, 2017, we had commitments to sell $18.0 million in coal to Murray Energy and its affiliates (including Javelin).

During the three months ended March 31, 2017 and 2016, Murray Energy transported coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company of $0.2 million and $3.6 million, respectively. These usage fees were billed to Murray Energy, resulting in no impact to our condensed consolidated statements of operations. The usage of the railway line with this third-party rail company by Murray Energy counts toward the minimum annual throughput volume requirement with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.

During the three months ended March 31, 2017 and 2016, we earned $0.2 million and $0.5 million, respectively, in other revenues for Murray Energy’s usage of our Sitran terminal.

From time to time we also reimburse Murray Energy for costs paid by them on our behalf, including certain insurance premiums.

Reserves Investor Group

In connection with the August 2016 debt restructuring transactions, the Reserves Investor Group (as defined below) acquired $179.9 million of Exchangeable PIK Notes and $15.2 million of the Prior Second Lien Notes. The Reserves Investor Group includes Christopher Cline, the four trusts established for the benefit of Mr. Cline’s children (the “Cline Trust”), Michael J. Beyer, the former Chief Executive Officer of FEGP, and owner of 0.66% of the voting and 0.225% of the economic interests of FEGP, and certain other limited liability companies owned or controlled by individuals with limited partner interests in Foresight Reserves through indirect ownership. As part of the Refinancing Transactions, the Reserves Investor Group’s outstanding principal and accrued and unpaid interest was repaid consistent with the unaffiliated owners of those debt facilities. The Cline Trust acquired $20.0 million of 2023 Second Lien Notes and $10.0 million of the New Term Loan on consistent terms as the unaffiliated owners of these notes. The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of March 31, 2017.

Mineral Reserve Leases

Our mines have a series of mineral reserve leases with Colt, LLC and Ruger, LLC (“Ruger”), subsidiaries of Foresight Reserves. Each of these leases have initial terms of 10 years with six renewal periods of five years each, at the election of the lessees, and generally require the lessees to pay the greater of $3.40 per ton or 8.0% of the gross sales price, as defined in the respective agreements, of such coal. We also have overriding royalty agreements with Ruger pursuant to which we pay royalties equal to 8.0% of the gross selling prices, as defined in the agreements. Each of these mineral reserve leases generally require a minimum annual royalty payment, which is recoupable only against actual production royalties from future tons mined during the period of ten years following the date on which any such royalty is paid.

We also lease mineral reserves under lease agreements with subsidiaries of NRP, including WPP LLC (“WPP”), HOD LLC (“HOD”), and Independence Energy, LLC (“Independence”). The initial terms of these agreements vary, however, each carries an option by the lessee to extend the leases until all merchantable and mineable coal has been mined and removed. Royalty payments under these arrangements are generally determined based on the greater of a minimum per ton amount (ranging from $2.50 per ton to $5.40 per ton) or a percentage of the gross sales price (generally 8.0% - 9.0%), as defined in the respective agreements. We are also subject under certain of these mineral reserve agreements to overriding royalties and/or wheelage fees. Our mineral reserve leases with NRP subsidiaries also require minimum quarterly or annual royalties which are generally recoupable on future tons mined and sold during the preceding five-year period from the excess tonnage royalty payments on a first paid, first recouped basis.

In April 2017, Williamson entered into the eighth amendment to the coal mining lease agreement with WPP which primarily served to, for the remainder of 2017 only, (a) include an overriding royalty payment provision equal to the greater of 5% of the gross selling price of the coal, as defined in the agreement, or $1.56 per ton, and (b) increase the quarterly minimum deficiency payment from $2.0 million to $2.1 million.

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a mine fire, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $53.5 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the combustion event does not constitute an event of force majeure under the royalty agreement (see Note 12).

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At March 31, 2017, the outstanding balance of the sale-leaseback financing arrangement was $141.7  million and the effective interest rate was 13.7%.

In 2012, Sugar Camp sold certain rail facility assets to HOD and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At March 31, 2017, the outstanding balance of the sale-leaseback financing arrangement was $50.0 million and the effective interest rate was 13.7%.

Limited Partnership Agreement

The Partnership’s general partner manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership.

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

		(Successor)	(Predecessor)
Affiliated Company	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In Thousands)	(In Thousands)
Murray Energy and affiliated entities (1)	Due from affiliates - current	$19,099	$16,784
NRP and affiliated entities	Due from affiliates - current	98	107
Foresight Reserves and affiliated entities	Due from affiliates - current	96	—
Total		$19,293	$16,891

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$2,961	$2,904
Total		$2,961	$2,904

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$947	$1,843
Total		$947	$1,843

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$66,473	$67,235
Total		$66,473	$67,235

Foresight Reserves and affiliated entities (2)	Prepaid royalties - current and noncurrent	$3,335	$7,599
NRP and affiliated entities (2)	Prepaid royalties - current and noncurrent	1,465	1,246
Total		$4,800	$8,845

NRP and affiliated entities	Sales-leaseback financing arrangements - current and noncurrent	$191,668	$191,869

NRP and affiliated entities	Accrued interest	$2,947	$2,930

Murray Energy and affiliated entities (1)	Due to affiliates - current	$4,139	$17,021
Foresight Reserves and affiliated entities (3)	Due to affiliates - current	2,631	1,373
NRP and affiliated entities	Due to affiliates - current	2,483	2,510
Total		$9,253	$20,904

(1) – Includes amounts due to/from from Javelin, a joint venture partially owned by Murray Energy.

(2) – Prepaid royalties as of March 31, 2017 are recorded at fair value in accordance with the application of push down accounting. See Note 3. Prepaid royalties with Foresight Reserves and affiliated entities and NRP and affiliated entities is presented net of a reserve of $74,575 and $33,965, respectively, as of December 31, 2016.

(3) – Includes amounts due to/from a joint venture partially owned by an affiliate of The Cline Group. On March 31, 2017, The Cline Group sold its interest in the joint venture to the unaffiliated member therefore this joint venture will not be an affiliated party prospectively.

A summary of certain expenditures and expenses (revenues) incurred with affiliated entities is as follows for the three months ended March 31, 2017 and 2016:

	(Predecessor)
	Three Months Ended
	March 31, 2017	March 31, 2016
	(In Thousands)
Coal sales – Murray Energy and affiliated entities (including Javelin) (1)	$(60,749)	$30
Overriding royalty and lease revenues – Murray Energy and affiliated entities (2)	$(2,355)	$(2,470)
Terminal revenues - Murray Energy and affiliated entities (2)	$(226)	$(518)
Royalty expense – NRP and affiliated entities (3)	$3,669	$2,843
Royalty expense – Foresight Reserves and affiliated entities (3)	$1,521	$3,447
Loadout services – NRP and affiliated entities (3)	$2,134	$1,723
Purchased goods and services – Murray Energy and affiliated entities (4)	$2,061	$392
Purchased coal - Murray Energy and affiliated entities (5)	$7,973	$550
Sales commissions - Murray Energy and affiliated entities (including Javelin)(1)	$692	$—
Management services – Murray Energy and affiliated entities (6)	$2,547	$2,078
Sales-leaseback interest expense - NRP and affiliated entities (7)	$6,244	$5,863

Principal location in the condensed consolidated financial statements:

(1) – Coal sales

(2) – Other revenues

(3) – Cost of coal produced (excluding depreciation, depletion and amortization)

(4) – Cost of coal produced (excluding depreciation, depletion and amortization) and property, plant and equipment and development, net, as applicable

(5) – Cost of coal purchased

(6) – Selling, general and administrative

(7) – Interest expense, net

We also purchased $3.0 million and $2.1 million in mining supplies from an affiliated joint venture under a supply agreement during the three months ended March 31, 2017 and 2016, respectively.

10. Earnings per Limited Partner Unit

Limited partners’ interest in net income (loss) attributable to the Partnership and basic and diluted earnings per unit reflect net income (loss) attributable to the Partnership. We compute earnings per unit (“EPU”) using the two-class method for master limited partnerships as prescribed in ASC 260, Earnings Per Share. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic EPU. In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities. Under the two-class method, EPU is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

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

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the three month periods indicated:

	(Predecessor)
	Three Months Ended March 31,
	2017			2016
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(56,259)	$(54,925)	$(111,184)	$(20,890)	$(20,814)	$(41,704)

Denominator:
Weighted-average units to calculate basic EPU	66,533	64,955	131,488	65,193	64,955	130,148
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	66,533	64,955	131,488	65,193	64,955	130,148

Basic net loss per unit	$(0.85)	$(0.85)	$(0.85)	$(0.32)	$(0.32)	$(0.32)
Diluted net loss per unit	$(0.85)	$(0.85)	$(0.85)	$(0.32)	$(0.32)	$(0.32)

(1) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended March 31, 2017 and 2016, approximately 0.3 million and 1.7 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during the current period by the outstanding Warrants (see Note 11).

11. Fair Value of Financial Instruments

The table below sets forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	(Successor)
	Fair Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$2,576	$—	$2,576	$—
Total	$2,576	$—	$2,576	$—

	(Predecessor)
	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$7,315	$—	$7,315	$—
Warrant liability	(51,169)	—	—	(51,169)
Total	$(43,854)	$—	$7,315	$(51,169)

The Partnership’s commodity derivative contracts are valued based on direct broker quotes and corroborated with market pricing data.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, are as follows:

	(Successor)
	Fair Value at March 31, 2017
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$2,576	$—	$—	$—
Total	$2,576	$—	$—	$—

	(Predecessor)
	Fair Value at December 31, 2016
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Warrant Liability
	(In Thousands)
Coal derivative contracts	$7,650	$—	$(335)	$—
Warrant liability	—	—	—	(51,169)
Total	$7,650	$—	$(335)	$(51,169)

During the three months ended March 31, 2017 and 2016, there were no assets or liabilities that were transferred between Level 1 and Level 2.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Predecessor) Warrant Liability
(In Thousands)
Balance at January 1, 2017	$51,169
Purchases, issuances and settlements	—
Recorded fair value losses
Included in earnings - gain	(9,278)
Reclassification of fair value to partners’ capital	41,888
Balance at March 31, 2017	$—

In August 2016, FELP issued 516,875 warrants (the “Warrants”) to the unaffiliated owners of the Prior Second Lien Notes to purchase an amount of common units equal to an aggregate of 4.5% of the total limited partner units of FELP outstanding on the date of a note redemption of the 2017 Exchangeable PIK Notes (“the Note Redemption”) (after giving effect to the full exercise of the Warrants and the Note Redemption, subject to certain anti-dilution protections), exercisable upon a Note Redemption and until the tenth anniversary of the Note Redemption. The exercise price of the Warrants is $0.8928 per common unit, subject to certain adjustments. On the Closing Date, as a result of the Refinancing Transactions, the Warrants have become exercisable by the holders thereof at an exchange rate of approximately 12.8 common units of FELP at an initial exercise price of $0.8928 per common unit, in each case subject to adjustment.

Upon their issuance, the Warrants were recorded as a liability at fair value and remeasured to fair value at each balance sheet date. The resulting non-cash gain or loss on remeasurements was recorded as non-operating loss in our consolidated statements of operations. Upon the Note Redemption on the Closing Date, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital, and therefore, will not be remeasured at fair value prospectively.

The fair value of the Warrants was calculated using the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data (Level 3), requiring the Partnership to develop its own assumptions. A stock price volatility of 70%, a dividend yield of 0% and a risk-free forward rate of 2.39% were used as assumptions in the Black-Scholes pricing model.

Long-Term Debt

The fair value of long-term debt as of March 31, 2017 and December 31, 2016 was $1,383.3 million and $1,378.6 million, respectively. The fair value of long-term debt as of March 31, 2017 was determined to materially equal carrying value given that the majority of our debt was issued on March 28, 2017.

12. Contingencies

In January 2017, we reached final settlement with the U.S. Equal Employment Opportunity Commission regarding discriminatory hiring practices. The aggregate settlement amount was $4.3 million, of which our insurance covered $3.8 million.

In January 2016, certain plaintiffs filed suit against us in the United States District Court for the Central District of Illinois Springfield Division under the Worker Adjustment and Retraining Notification Act claiming that they were terminated without cause. In September 2016, we agreed to pay certain plaintiffs $0.6 million to settle outstanding claims against us relating to the alleged violations. In March 2017, we made payment to settle our obligation under these claims.

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

In July 2015, we provided notice to WPP, a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event. As a result of the force majeure event, as of March 31, 2017, we have not made $53.5 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. On November 24, 2015, WPP filed a Complaint in the Circuit Court of Montgomery County, Illinois, against Hillsboro. After we prevailed on various motions to dismiss the Complaint, as well as the First and Second Amended Complaints, WPP filed its Third Amended Complaint on January 16, 2017. In the Third Amended Complaint, WPP alleges that (i) the stoppage of mining operations as a result of the spontaneous combustion event does not constitute an event of force majeure under the royalty agreement, (ii) Hillsboro’s reliance on the force majeure language is a breach of the royalty agreement, and (iii) that Hillsboro’s failure to recommence mining is a further breach of the royalty agreement. Hillsboro denies each of these allegations. In addition, WPP, in the Third Amended Complaint, names Foresight Energy GP, LLC; Foresight Energy, LP; Foresight Energy, LLC; Foresight Energy Services, LLC; Coal Field Construction Company, LLC; and Patton Mining, LLC as defendants (collectively, the “Foresight Defendants”). The Third Amended Complaint alleges that the Foresight Defendants (i) are alter egos of Hillsboro, (ii) are direct participants in Hillsboro’s conduct, and (iii) have tortiously interfered with the royalty agreement. Additionally, the Third Amended Complaint alleges that all of the defendants were negligent in the operation of the mine, and, further, the Third Amended Complaint seeks an order compelling “specific performance” of the royalty agreement by directing Hillsboro to recommence mining in a separate area of the mine.  Motions to Dismiss have been filed addressing each of the non-contractual claims. While we believe this is a force majeure event, as contemplated by the royalty agreement, and that the alleged claims are without merit, should we not prevail, we would be responsible for funding any minimum deficiency payment amounts during the shutdown period to WPP and potentially additional fees.

In November 2012, six citizens filed requests for administrative review of Revision No. 1 to Permit No. 399 for the Hillsboro mine. Revision No. 1 allowed for conversion of the permitted coal refuse disposal facility from a non-impounding to an impounding structure. On February 14, 2017, the Circuit Court of Montgomery County, Illinois upheld the hearing officer’s decision that Revision No. 1 to Permit No. 399 for the Hillsboro mine was properly issued by Illinois Department of Natural Resources. The complainants failed to file a notice of appeal.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of March 31, 2017, we had no accruals for litigation matters.

Insurance Recoveries

We are currently in discussions with our insurance provider in regards to further potential recoveries under our policy related to the combustion event at our Hillsboro operation. During the year ended December 31, 2016, we recorded $10.5 million to cost of coal produced (excluding depreciation, depletion and amortization) in our consolidated statement of operations for the insurance recovery of mitigation costs (net of our policy deductible) and $20.0 million to other operating (income) expense related to business interruption insurance proceeds. We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to this incident.

Performance Bonds

We had outstanding surety bonds with third parties of $84.0 million as of March 31, 2017 to secure reclamation and other performance commitments, which are partially secured by $4.5 million of our outstanding letters of credit.

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

The above factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2017.

Company Overview

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of Foresight Energy LP (“FELP,” “we,” “us,” and “our”), Foresight Reserves and a member of FELLC’s management contributed their ownership interests in FELLC to FELP in exchange for common and subordinated units in FELP. FELP has been managed by Foresight Energy GP LLC (“FEGP”) subsequent to the IPO. On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% voting interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership percentage of the Partnership’s limited partner units.

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

Refinancing Transactions and Additional Murray Energy Investment

On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to FELP in exchange for 9,628,108 common units of FELP. The cash was utilized to redeem, pursuant to an equity claw redemption provision, $54.5 million of the then outstanding Second Lien Senior Secured PIK Notes due 2021 (the “Prior Second Lien Notes”) at a redemption price equal to 110% of the principal thereof, plus accrued and unpaid interest.

On March 28, 2017 (the “Closing Date”), FELP, together with its wholly-owned subsidiaries FELLC (the “Borrower”) and Foresight Energy Finance Corporation (the “Co-Issuer” and together with FELLC, the “Issuers” and certain of the Issuers’ subsidiaries, completed a series of transactions to refinance certain previously outstanding indebtedness (the “Refinancing Transactions”). The new debt issued was as follows:

•	On the Closing Date, the Issuers issued $425 million aggregate principal amount of Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) and
•

On the Closing Date, the Borrower entered into a new credit agreement (the “New Credit Agreement”) providing for new senior secured first-priority credit facilities (the “New Credit Facilities”) consisting of a new senior secured first-priority $825.0 million term loan with a five-year maturity (the “New Term Loan”) and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility (the “Revolving Credit Facility”).

The Partnership retired the following indebtedness in the Refinancing Transactions:

•	the remaining Prior Second Lien Notes at a redemption price equal to the principal amount thereof plus the applicable premium as of, and accrued and unpaid;
•	the Second Lien Senior Secured Exchangeable PIK Notes due 2017 (the “Exchangeable PIK Notes”) at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest; and
•

the Partnership’s outstanding credit facilities (the “Prior Credit Facilities”), including the revolving credit facility (the “Prior Revolving Credit Facility”) and the term loan (the “Prior Term Loan”), including, in each case, accrued and unpaid interest.

Governance Changes

Following completion of the Refinancing Transactions, Murray Energy exercised its option (the “FEGP Option”) to acquire an additional 46% voting interest in FEGP from Foresight Reserves and Michael J. Beyer (“Beyer”) pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and Beyer, as amended, thereby increasing Murray Energy’s voting interest in the FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. Following the exercise of the FEGP Option, pursuant to the operating agreement of FEGP, all members of the board of directors of the General Partner (the “Board”), other than Paul Vining, are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion. Murray Energy is entitled to appoint a majority of the Board. On March 28, 2017, Chris Cline resigned from the Board, and from his role as Principal Strategy Advisor. In connection with the departure of Mr. Cline, effective March 28, 2017, Robert D. Moore will serve as Chairman of the Board and Mr. Robert E. Murray became a member of the Board. Mr. Murray currently serves as the Executive Vice President of Marketing and Sales at Murray Energy. These changes came by way of the amended general partner operating agreement that went into effect upon the exercise of the FEGP Option.

Upon the exercise of the FEGP Option, FEGP entered into an amended and restated management services agreement (“MSA”) with Murray American Coal, Inc. (the “Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions.

Pushdown accounting

Murray Energy, as the acquirer of FELP through our GP, had the option to apply pushdown accounting to our stand alone financial statements and elected to do so, therefore, our consolidated financial statements were adjusted to reflect the preliminary purchase accounting adjustments. Due to the application of "pushdown" accounting, our condensed consolidated financial statements are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented.

The periods prior to the acquisition date are identified as “Predecessor” and the period after the acquisition date is identified as “Successor”.

For accounting purposes, management has designated the acquisition date as March 31, 2017 (the “Acquisition Date”), as the operating results and change in financial position for the intervening period is not material. As such, our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017 were not impacted by the application of pushdown accounting. However, the assets and liabilities of FELP were recorded at the their estimated fair value as of the Acquisition Date, which in certain cases was significantly different than the carrying value immediately prior to the Acquisition Date. See “Item 1. Financial Statements – Note 3. Pushdown Accounting” of this Quarterly Report on Form 10-Q for additional discussion on those changes.

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Coal Sales. The following table summarizes coal sales information during the three months ended March 31, 2017 and 2016.

	(Predecessor)
	Three Months Ended March 31,
	2017	2016	Variance
	(In Thousands, Except Per Ton Data)
Coal sales	$227,813	$163,097	$64,716	39.7%
Tons sold	5,283	3,754	1,529	40.7%
Coal sales realization per ton sold(1)	$43.12	$43.45	$(0.33)	-0.8%
Netback to mine realization per ton sold(2)	$35.98	$36.57	$(0.59)	-1.6%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The increase in coal sales revenue from the prior year period was due to significantly higher coal sales volumes during the first quarter of 2017. The current year quarter benefited from the shift in certain committed volumes from the fourth quarter of 2016 into the first quarter of 2017 as well as by increased shipments into the export market. During the first quarter of 2017, we sold 24% of our coal to export markets as compared to 14% during the prior year period. Coal sales realization per ton sold remained materially consistent with the prior year period as the lower domestic realizations due to the expiration of certain sales contracts with favorable pricing was offset by a higher mix of export sales during the current year quarter.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended March 31, 2017 and 2016.

	(Predecessor)
	Three Months Ended March 31,
	2017	2016	Variance
	(In Thousands, Except Per Ton Data)
Cost of coal produced (excluding depreciation, depletion and amortization)	$117,762	$89,177	$28,585	32.1%
Produced tons sold	5,165	3,737	1,428	38.2%
Cash cost per ton sold(1)	$22.80	$23.86	$(1.06)	-4.4%

Tons produced	5,267	4,299	968	22.5%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The increase in cost of coal produced (excluding depreciation, depletion and amortization) was largely due to higher sales volumes during the current year period. Partially offsetting the effect of higher sales volumes was a decrease in the cash cost per ton sold as compared to the first quarter of 2016. The lower cash cost per ton sold during the current year period was due in part to Williamson being unfavorably impacted during the prior year period by low production, higher longwall-related costs and a decline in clean coal recovery related to a decrease in coal seam thickness. Also, the Hillsboro combustion event had less of an unfavorable impact on results during the current year first quarter. The direct and indirect costs from the Hillsboro mine fire had a $0.37 unfavorable impact on our cash cost per ton sold during the current year first quarter as compared to a $1.03 unfavorable impact during the prior year first quarter.

Transportation. Our cost of transportation for the three months ended March 31, 2017 increased $11.9 million from the three month ended March 31, 2016 due primarily to higher sales volumes. The average transportation cost per ton sold increased $1.24 per ton due to a higher percentage of our sales going to the export market during the current year period which was partially offset by $2.9 million of lower charges for shortfalls on minimum contractual throughput volume requirements as a result of the higher export shipments.

Transition and Reorganization Costs. Transition and reorganization costs were $5.9 million for the three months ended March 31, 2016. As part of the Murray Energy transaction, Foresight entered into the MSA with Murray Energy to optimize and reorganize certain corporate administrative functions and generate synergies between the two companies through the elimination of headcount and duplicative selling, general and administrative costs. Included in transition and reorganization costs for the three months ended March 31, 2016 was $2.0 million of costs paid by Foresight Reserves which were recorded as capital contributions, $3.7 million of equity-based compensation for the accelerated vesting of certain equity awards, and $0.2 million of other one-time charges related to the Murray Energy transaction. The incurrence of transition and reorganization costs ceased during 2016.

Interest Expense, Net. The increase in interest expense, net of $10.4 million from the first quarter of 2016 was primarily attributed to higher interest costs resulting from the August 2016 debt restructuring as the Prior Second Lien Notes and Exchangeable PIK Notes carried a substantially higher effective interest than the senior notes which they replaced.

Debt Restructuring Costs. The $9.7 million of debt restructuring costs incurred during the three months ended March 31, 2016 were legal and other advisor fees incurred as a result of the unfavorable ruling under the bondholder lawsuit with the prior senior note holders, including the negotiations with all of our creditors as a result of the default and the evaluation of our alternatives with respect to the restructuring of our indebtedness.

Change in fair value of warrants. The warrants issued as part of the August 2016 debt restructuring were required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any feature requiring liability treatments expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date was recorded as non-operating expense in our consolidated statement of operations. During the three months ended March 31, 2017, a gain of $9.3 million was recorded to adjust the warrants to fair value, which was primarily driven by the increase in the unit price of our stock subsequent to the Closing Date of the Restructuring Transactions. Upon the Note Redemption on the Closing Date, the establishment of an exchange rate for the conversion of the warrants to a number of common units resulted in the warrants meeting the “indexed to its own stock exception” under ASC 815-40-15-7C; and therefore, the warrant liability was reclassified to partners’ capital and will not be remeasured prospectively.

Loss on extinguishment of debt. The $95.5 million loss on the early extinguishment of debt recognized during the three months ended March 31, 2017 was due to the incurrence of $57.6 million in make-whole/equity-claw premiums and other costs to retire the Prior Second Lien Notes early and the write-off of $37.9 million of unamortized debt discounts and debt issuance costs from the retired debt.

Adjusted EBITDA. Adjusted EBITDA increased $13.7 million from the prior year period due primarily to higher sales volumes and lower cash costs per ton sold during the three months ended March 31, 2017. In addition, Adjusted EBITDA during the current year period benefited from the early settlement of $3.5 million of coal derivative contracts. The table below reconciles net loss attributable to controlling interests to Adjusted EBITDA for the three months ended March 31, 2017 and 2016.

	(Predecessor)
	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Net loss attributable to controlling interests	$(111,184)	$(41,704)
Interest expense, net	43,380	32,995
Depreciation, depletion and amortization	39,298	36,417
Accretion on asset retirement obligations	710	844
Transition and reorganization costs (excluding amounts included in equity-based compensation below)(1)	—	2,241
Equity-based compensation	318	3,992
Loss on commodity derivative contracts	1,492	523
Settlements of commodity derivative contracts	3,724	5,119
Debt restructuring costs	—	9,710
Change in fair value of warrants	(9,278)	—
Loss on early extinguishment of debt	95,510	107
Adjusted EBITDA	$63,970	$50,244

(1)	– Equity-based compensation of $3.7 million was recorded in transition and reorganization costs in the condensed consolidated statement of operations for the three months ended March 31, 2016.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). The consummation of the Restructuring Transactions on March 28, 2017 required us to use more than $100 million of cash; however, the refinancing substantially extended our debt maturities, provided us with operating liquidity through a $170.0 million Revolving Credit Facility and refinanced certain high effective interest rates. As of March 31, 2017, we had $4.2 million of cash on hand, no borrowings under our Revolving Credit Facility, and available borrowing capacity under the Revolving Credit Facility (net of outstanding letters of credit) of $158.5 million.

The New Credit Facilities require us to utilize excess cash flows to prepay outstanding borrowings, subject to certain exceptions, with:

•                  75% (which percentage will be reduced to 50%, 25% and 0% based on satisfaction of specified net secured leverage ratio tests) of our annual excess cash flow, as defined under the New Credit Facilities;

•                  100% of the net cash proceeds of non-ordinary course asset sales and other dispositions of property, in each case subject to certain exceptions and customary reinvestment rights;

•                  100% of the net cash proceeds of insurance (other than insurance proceeds relating to the Deer Run mine), in each case subject to certain exceptions and customary reinvestment rights; and

•                  100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the New Credit Facilities.

Our operations are capital intensive, requiring investments to expand, maintain or enhance existing operations and to meet environmental and operational regulations. Our future capital spending will be determined by the board of directors of our general partner. Our capital requirements at this time consist of maintenance capital expenditures. Maintenance capital expenditures are cash expenditures made to maintain our then-current operating capacity or net income as they exist at such time as the capital expenditures are made. Our maintenance capital expenditures can be irregular, causing the amount spent to differ materially from period to period.

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

Distributions

The restricted payment provisions in our New Credit Facilities are not as explicitly restrictive as those in the Prior Credit Facilities in terms of our ability to pay discretionary distributions. However, the New Credit Facilities could require us to utilize a substantial amount of our annual excess cash flow to prepay outstanding borrowings based on satisfaction of specified net secured leverage ratios defined under the New Credit Facilities. This excess cash flow provision is therefore currently restrictive to our ability to meaningfully resume distributions in the near term.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	(Predecessor)
	Three Months Ended
	March 31, 2017	March 31, 2016
	(In Thousands)
Net cash provided by operating activities	$22,392	$34,222
Net cash used in investing activities	$(13,785)	$(4,304)
Net cash used in financing activities	$(108,062)	$(31,236)

Cash provided by operating activities decreased from the three months ended March 31, 2016 due primarily to working capital variances, including:

•

a $22.6 million unfavorable accrued interest variance driven by the $23.6 million interest payment owed to holders of our 2021 Senior Notes due February 16, 2016 not being paid during the first quarter of 2016;

•	a $26.2 million unfavorable due from/to affiliates, net variance which is a function of the timing of cash settlement with Murray Energy and its affiliates;
•	a $9.3 million favorable inventory variance as the first quarter coal inventory build was less significant during the current year period due to increased sales volumes; and
•	a $10.6 million favorable accounts payable variance which is a function of the timing of payments to our vendors.

The increase in net cash used in investing activities was primarily due to a $14.9 million increase in capital expenditures during the current year period as maintenance capital expenditures were strictly controlled during the prior year to preserve liquidity. Cash from investing activities during the current year period was also benefited by $3.5 million in cash proceeds from the early settlement of certain coal derivative contracts and $1.9 million from the sale of property and equipment.

Net cash used in financing activities was $108.1 million for the three months ended March 31, 2017, compared to $31.2 million provided by financing activities for the three months ended March 31, 2016. The increased usage of cash for financing fees was due to the Restructuring Transactions for which we incurred $57.6 million in costs to extinguish the prior debt and $27.3 million of costs to issue the new debt. The $81.8 million net pay down in overall indebtedness during the three months ended March 31, 2017 was partially funded by the Murray Investment which was used to redeem, pursuant to an equity claw redemption provision, $54.5 million of Prior Second Lien Notes plus the applicable redemption premium and accrued and unpaid interest.

Long-Term Debt and Sale-Leaseback Financing Arrangements

On March 28, 2017, we completed a series of transactions comprising a refinancing of certain of our previously outstanding indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Refinancing Transactions and Additional Murray Energy Investment” for additional discussion.

Description of the New Credit Facilities

On the Closing Date, the Borrower entered into the New Credit Agreement providing for new senior secured first-priority credit facilities consisting of a new senior secured first-priority $825.0 million term loan with a maturity of five years and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility. The New Term Loan was issued at an initial discount of $12.4 million, which is being amortized using the effective interest method over the term of the loan. Amounts outstanding under the New Credit Facilities bear interest as follows:

•                  in the case of the New Term Loan, at the Borrower’s option, at (a) LIBOR (subject to a floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum; and

•                  in the case of borrowings under the Revolving Credit Facility, at the Borrower’s option, at (a) LIBOR (subject to a floor of zero) plus an applicable margin ranging from 5.25% to 5.50% per annum or (b) a base rate plus an applicable margin ranging from 4.25% to 4.50% per annum, in each case, such applicable margins to be determined based on our net first lien secured leverage ratio.

In addition to paying interest on the outstanding principal under the New Credit Facilities, we are required to pay a quarterly commitment fee with respect to the unused portions of our Revolving Credit Facility and customary letter of credit fees. The New Credit Facilities requires scheduled quarterly amortization payments on the New Term Loan in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Loan, with the balance to be paid at maturity.

The New Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, as described under “Liquidity and Capital Resources” above. We may also voluntarily repay outstanding loans under the New Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing transaction in respect of the New Term Loan, in each case subject to customary “breakage” costs with respect to Eurodollar Rate loans. All obligations under the New Credit Facilities are guaranteed by FELP on a limited recourse basis (where recourse is limited to its pledge of stock of the Borrower) and are or will be unconditionally guaranteed, jointly and severally, on a senior secured first-priority basis by each of the Borrower’s existing and future direct and indirect, wholly-owned domestic restricted subsidiaries (which do not currently include Hillsboro Energy LLC), subject to certain exceptions.

The New Credit Facilities require that, commencing as of the end of the second fiscal quarter in 2017, we comply on a quarterly basis with a maximum net first lien secured leverage ratio of 3.75:1.00, stepping down by 0.25x in each of the first quarters of 2019 and 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The New Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control.

Description of the 2023 Second Lien Notes

On the Closing Date, the Issuers issued $425 million aggregate principal amount of 2023 Second Lien Notes pursuant to an indenture (the “Indenture”), dated as of the Closing Date, by and among the Issuers, the guarantors party thereto and the trustee. The 2023 Second Lien Notes have a maturity date of April 1, 2023 and bear interest at a rate of 11.50% per annum, payable in cash semi-annually on April 1 and October 1 (commencing on October 1, 2017). The 2023 Second Lien Notes were issued at an initial discount of $3.2 million, which is being amortized using the effective interest method over the term of the notes. The obligations under the 2023 Second Lien Notes are unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis by each of the Issuers’ wholly-owned domestic subsidiaries that guarantee the New Credit Facilities (which do not include Hillsboro Energy LLC). The Indenture contains certain usual and customary negative covenants and events of default, including related to a change in control.

Prior to April 1, 2020, the Issuers may redeem the 2023 Second Lien Notes in whole or in part at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium. In addition, prior to April 1, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the 2023 Second Lien Notes at a price equal to 111.50% of the aggregate principal amount of the 2023 Second Lien Notes redeemed with the proceeds from a qualified equity offering, subject to at least 50% of the aggregate principal amount of the 2023 Second Lien Notes remaining outstanding after giving effect to any such redemption. On or after April 1, 2020, the Issuers may redeem the Notes at a price equal to: (i) 105.750% of the aggregate principal amount of the 2023 Second Lien Notes redeemed prior to April 1, 2021; (ii) 102.875% of the aggregate principal amount of the 2023 Second Lien Notes redeemed on or after April 1, 2021 but prior to April 1, 2022; and (iii) 100.000% of the aggregate principal amount of the 2023 Second Lien Notes redeemed thereafter.

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

In August 2016, we entered into an amended and restated receivables financing agreement pursuant to which the Securitization Program was amended to permanently reduce commitments to $50.0 million. As of March 31, 2017, we had borrowings outstanding of $21.2 million under the Securitization Program.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. In August 2016, we executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations which, among other things, increased the interest rate by one percent per annum. As of March 31, 2017, $33.6 million was outstanding under these capital lease obligations.

In March 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. Principal and interest payments are due monthly over the terms of the leases. In August 2016, we executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations which, among other things, increased the interest rate by one percent per annum. As of March 31, 2017, $3.2 million was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in semiannual payments through maturity. In August 2016, we entered into an amendment to the 5.555% longwall financing credit agreement under which the maturity accelerated by one year by increasing the last four semi-annual amortization payments. The maturity date of the 5.555% longwall financing arrangement is September 2019. In addition, on the Closing Date, certain covenants and definitions in the credit Agreements and guaranty agreements were conformed to the covenants and definitions in the New Credit Facilities. The outstanding balance as of March 31, 2017 was $36.1 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in semiannual payments through maturity. In August 2016, we entered into an amendment to the 5.78% longwall financing credit agreement under which the maturity date was accelerated by one year by increasing the last three semi-annual amortization payments. The maturity date of the 5.78% longwall financing arrangement is June 2019. In addition, on the Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the New Credit Facilities. The outstanding balance as of March 31, 2017 was $39.2 million.

Sale-Leaseback Financing Arrangements - Affiliate

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, a subsidiary of Natural Resources Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At March 31, 2017, the outstanding balance of the sale-leaseback financing arrangement was $141.7 million and the effective interest rate was 13.7%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. At March 31, 2017, the outstanding balance of the sale-leaseback financing arrangement was $50.0 million and the effective interest rate was 13.7%.

Contractual Maturities

As a result of the Refinancing Transactions, the contractual maturities of long-term debt as of March 31, 2017 differ substantially from maturities disclosed in the Annual Report on Form 10-K filed with the SEC on March 1, 2017. See “Item 1. Financial Statements – Note 8. Long-term Debt and Capital Lease Obligations” of this Quarterly Report on Form 10-Q for the current table of contractual maturities.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At March 31, 2017, we had $11.5 million of letters of credit outstanding.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $84.0 million as of March 31, 2017 to secure reclamation and other performance commitments, which are secured by $4.5 million of our outstanding letters of credit.

Related-Party Transactions

See “Item 1. Financial Statements – Note 9. Related-Party Transactions” of this Quarterly Report on Form 10-Q. See also Part III. “Item 13. Certain Relationships and Related Transactions” in the Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See “Item 1. Financial Statements – Note 2. New Accounting Standards” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the SEC on March 1, 2017.  Other than as indicated in this Quarterly Report on Form 10-Q related to the application of pushdown accounting, there have been no significant changes to our prior critical accounting policies and estimates subsequent to December 31, 2016, or new accounting pronouncements impacting our results.

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

As of March 31, 2017, we have 0.2 million tons economically hedged with forward coal derivative contracts tied to the API 2 coal price index to partially mitigate coal price risk through 2017. A 10% change in the API 2 index would result in a $1.8 million change in the fair value of these derivative contracts.

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2017, of our $1.4 billion in long-term debt and capital lease obligations outstanding, $846.2 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. A one percentage point increase in the interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $8.5 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

See Part I. “Item 1. Financial Statements –Note 12, Contingencies,” to the condensed consolidated financial statements included in this report relating to certain legal proceedings, which information is incorporated by reference herein. See also Part I. “Item 3. Legal Proceedings” in our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed under Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2017, which risks could have a material adverse effect on our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, operations, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2017, FELP issued Murray Energy 9,628,108 common units in exchange for $60.6 million in cash.  The issuance of such common units was made pursuant to a transaction not involving any public offering.  FELP contributed such proceeds to FELLC, who in turn used the proceeds to redeem a portion of the Prior Second Lien Notes pursuant to an equity claw redemption provision in the indenture related thereto.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.1 of this Form 10-Q.

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2017.

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

3.2

First Amended and Restated Agreement of Limited Partnership of Foresight Energy LP (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2014 (SEC File No. 001-36503)).

3.3

First Amendment to First Amended and Restated Agreement of Limited Partnership of Foresight Energy LP, dated as of August 30, 2016, entered into by Foresight Energy GP LLC (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No. 001-36503)).

4.1

Indenture, dated as of March 28, 2017, among Foresight Energy LLC, Foresight Energy Finance Corporation, the Guarantors from time to time parties thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.1

Credit and Guaranty Agreement, dated as of March 28, 2017, among Foresight Energy LLC, as Borrower, Foresight Energy LP, the Guarantors party thereto, The Huntington National Bank, as Facilities Administrative Agent, Lord Securities Corporation, as Term Administrative Agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.2

Priority Lien Debt Pledge and Security Agreement, dated as of March 28, 2017, between each of the Grantors party thereto and Lord Securities Corporation, as Priority Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.3

Priority Lien Debt Pledge Agreement, dated as of March 28, 2017, between Foresight Energy LP and Lord Securities Corporation, as Priority Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.4

Parity Lien Debt Pledge and Security Agreement, dated as of March 28, 2017, between each of the Grantors party thereto and Lord Securities Corporation, as Parity Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.5

Collateral Trust Agreement, dated as of March 28, 2017, among Foresight Energy LLC, the other Grantors from time to time party thereto, The Huntington National Bank, as Administrative Agent under the Credit Agreement, Wilmington Trust, National Association, as Trustee under the Indenture, and Lord Securities Corporation, as Collateral Trustee (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.6

Eighth Amendment to Credit Agreement and Fourth Amendment to Guaranty, dated as of March 28, 2017, by and among Sugar Camp Energy, LLC, Foresight Energy LLC, the Lender party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme, as Hermes Agent (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.7

Eighth Amendment to Credit Agreement and Fourth Amendment to Guaranty, dated as of March 28, 2017, by and among Hillsboro Energy LLC, Foresight Energy LLC, the Lender party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme, as Hermes Agent (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.8

Amendment to Letter Agreement, dated as of March 13, 2017 by and among Foresight Reserves, LP, for itself and as attorney in fact for the Other Investors, Murray Energy Corporation and Foresight Energy LP (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended March 31, 2017 filed in XBRL. The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed".

*	Filed herewith.

**	Furnished.