Form 10-Q
period 2017-06-30
Foresight Energy LP
filed 2017-08-14
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, the registrant had 77,435,175 common units and 64,954,691 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

(In Thousands)

	(Successor)	(Predecessor)
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,208	$103,690
Accounts receivable	33,374	54,905
Due from affiliates	22,631	16,891
Financing receivables - affiliate	3,019	2,904
Inventories, net	71,990	43,052
Prepaid royalties	1,977	3,136
Deferred longwall costs	4,087	13,310
Coal derivative assets	1,318	7,650
Other prepaid expenses and current assets	23,661	21,443
Contract-based intangibles	36,340	—
Total current assets	205,605	266,981
Property, plant, equipment and development, net	2,533,933	1,318,937
Due from affiliates	947	1,843
Financing receivables - affiliate	65,696	67,235
Prepaid royalties	417	13,765
Other assets	2,783	20,250
Contract-based intangibles	11,032	—
Total assets	$2,820,413	$1,689,011
Liabilities and partners’ capital (deficit)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$69,635	$368,993
Current portion of sale-leaseback financing arrangements	1,573	1,372
Accrued interest	16,250	29,760
Accounts payable	72,370	60,971
Accrued expenses and other current liabilities	54,893	43,592
Asset retirement obligations	8,167	7,273
Due to affiliates	8,387	20,904
Contract-based intangibles	23,197	—
Total current liabilities	254,472	532,865
Long-term debt and capital lease obligations	1,286,382	1,022,070
Sale-leaseback financing arrangements	199,363	190,497
Asset retirement obligations	37,635	37,644
Warrant liability	—	51,169
Other long-term liabilities	45,584	9,359
Contract-based intangibles	124,937	—
Total liabilities	1,948,373	1,843,604
Limited partners' capital (deficit):
Common unitholders (77,235 and 66,105 units outstanding as of June 30, 2017 and December 31, 2016, respectively)	527,225	100,628
Subordinated unitholder (64,955 units outstanding as of June 30, 2017 and December 31, 2016)	344,815	(255,221)
Total partners' capital (deficit)	872,040	(154,593)
Total liabilities and partners' capital (deficit)	$2,820,413	$1,689,011

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Period From April 1, 2017 through June 30, 2017	Period From January 1, 2017 through March 31, 2017	Six Months Ended June 30, 2016
Revenues
Coal sales	$204,516	$224,093	$204,516	$227,813	$387,190
Other revenues	2,577	1,907	2,577	2,581	4,895
Total revenues	207,093	226,000	207,093	230,394	392,085

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	105,790	112,070	105,790	117,762	201,246
Cost of coal purchased	—	—	—	7,973	551
Transportation	28,258	37,557	28,258	37,726	63,355
Depreciation, depletion and amortization	49,537	45,467	49,537	39,298	81,884
Contract amortization	8,733	—	8,733	—	—
Accretion on asset retirement obligations	728	844	728	710	1,688
Selling, general and administrative	7,277	5,588	7,277	6,554	11,308
Transition and reorganization costs	—	950	—	—	6,889
Loss on commodity derivative contracts	1,117	10,760	1,117	1,492	11,283
Other operating (income) expense, net	(13,490)	179	(13,490)	451	91
Operating income	19,143	12,585	19,143	18,428	13,790
Other expenses:
Interest expense, net	35,420	34,335	35,420	43,380	67,330
Debt restructuring costs	—	5,920	—	—	15,630
Change in fair value of warrants	—	—	—	(9,278)	—
Loss on early extinguishment of debt	—	—	—	95,510	107
Net loss	(16,277)	(27,670)	(16,277)	(111,184)	(69,277)
Less: net income attributable to noncontrolling interests	—	116	—	—	214
Net loss attributable to controlling interests	$(16,277)	$(27,786)	$(16,277)	$(111,184)	$(69,491)

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(8,790)	$(13,995)	$(8,790)	$(56,259)	$(34,886)
Subordinated unitholder	$(7,487)	$(13,791)	$(7,487)	$(54,925)	$(34,605)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(0.12)	$(0.21)	$(0.12)	$(0.85)	$(0.53)
Subordinated unitholder	$(0.12)	$(0.21)	$(0.12)	$(0.85)	$(0.53)

Weighted average limited partner units outstanding - basic and diluted:
Common units	76,270	65,917	76,270	66,533	65,555
Subordinated units	64,955	64,955	64,955	64,955	64,955

Distributions declared per limited partner unit	$—	$—	$—	$—	$—

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statement of Partners’ Capital

(In Thousands, Except per Unit Data)

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholders	Subordinated Units	Capital (Deficit)
Predecessor balance at January 1, 2017	$100,628	66,104,673	$(255,221)	64,954,691	$(154,593)
Net loss attributable to predecessor	(56,259)	—	(54,925)	—	(111,184)
Issuance of common units to Murray Energy (affiliate)	60,586	9,628,108	—	—	60,586
Reclassification of warrants	41,888	—	—	—	41,888
Equity-based compensation	318	—	—	—	318
Issuance of equity-based awards	—	235	—	—	—
Predecessor balance at March 31, 2017	147,161	75,733,016	(310,146)	64,954,691	(162,985)
Purchase accounting adjustment	449,308	—	714,170	—	1,163,478
Successor balance at March 31, 2017	596,469	75,733,016	404,024	64,954,691	1,000,493
Net loss attributable to successor	(8,790)	—	(7,487)	—	(16,277)
Purchase accounting adjustment	(60,304)	—	(51,722)	—	(112,026)
Conversion of warrants, net	—	1,389,524	—	—	—
Equity-based compensation	211	—	—	—	211
Issuance of equity-based awards	—	112,726	—	—	—
Net settlement of withholding taxes on issued LTIP awards	(361)	—	—	—	(361)
Successor balance at June 30, 2017	$527,225	77,235,266	$344,815	64,954,691	$872,040

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	(Successor)	(Predecessor)
	Period From April 1, 2017 through June 30, 2017	Period From January 1, 2017 through March 31, 2017	(Predecessor) Six Months Ended June 30, 2016
Cash flows from operating activities
Net loss	$(16,277)	$(111,184)	$(69,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	49,537	39,298	81,884
Amortization of debt discount and deferred issuance costs	628	6,365	3,447
Contract amortization	8,733	—	—
Equity-based compensation	211	318	4,427
Loss on commodity derivative contracts	1,117	1,492	11,283
Settlements of commodity derivative contracts	444	3,724	9,921
Realized gains on coal derivatives included in investing activities	—	(3,520)	—
Transition and reorganization expenses paid by Foresight Reserves	—	—	2,333
Change in fair value of warrants	—	(9,278)	—
Debt extinguishment expense	—	95,510	107
Other	5,867	1,321	2,394
Changes in operating assets and liabilities:
Accounts receivable	1,836	19,695	(3,849)
Due from/to affiliates, net	(4,204)	(13,157)	13,783
Inventories	(19,863)	(917)	(1,296)
Prepaid expenses and other current assets	(8,833)	(2,375)	(5,690)
Prepaid royalties	4,276	(241)	2,314
Commodity derivative assets and liabilities	(303)	(532)	2,089
Accounts payable	4,075	7,324	(8,703)
Accrued interest	11,801	(9,803)	22,870
Accrued expenses and other current liabilities	423	(3,430)	5,135
Other	(965)	1,782	440
Net cash provided by operating activities	38,503	22,392	73,612
Cash flows from investing activities
Investment in property, plant, equipment and development	(21,732)	(19,908)	(13,293)
Return of investment on financing arrangements with Murray Energy	719	705	1,319
Settlement of certain coal derivatives	—	3,520	—
Proceeds from sale of property, plant and equipment	—	1,898	83
Net cash used in investing activities	(21,013)	(13,785)	(11,891)
Cash flows from financing activities
Net change in borrowings under revolving credit facility	—	(352,500)	(10,100)
Net change in borrowings under A/R securitization program	(100)	7,000	—
Proceeds from other long-term debt	—	1,234,438	—
Payments on other long-term debt and capital lease obligations	(12,287)	(970,721)	(22,726)
Proceeds from issuance of common units to Murray Energy	—	60,586	—
Debt extinguishment costs	—	(57,645)	—
Debt issuance costs paid	—	(27,328)	—
Other	(2,130)	(1,892)	(1,258)
Net cash used in financing activities	(14,517)	(108,062)	(34,084)
Net increase (decrease) in cash and cash equivalents	2,973	(99,455)	27,637
Cash and cash equivalents, beginning of period	4,235	103,690	17,538
Cash and cash equivalents, end of period	$7,208	$4,235	$45,175
Supplemental disclosures of non-cash financing activities:
Non-cash capital contribution from Foresight Reserves LP	$—	$—	$1,046
Short-term insurance financing and vendor financing	$2,188	$—	$603
Reclassification of warrant liability to partners' capital	$—	$41,888	$—

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

On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% voting interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership of the Partnership’s limited partner units outstanding at that time. On March 28, 2017, following the completion of a debt refinancing (see Note 8), Murray Energy exercised its option (the “FEGP Option”) to acquire an additional 46% voting interest in FEGP from Foresight Reserves and Michael J. Beyer (“Beyer”) pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and Beyer, as amended, thereby increasing Murray Energy’s voting interest in FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. Murray Energy’s acquisition of the incremental ownership in FEGP resulted in its obtaining control of FELP. Per Accounting Standards Codification (“ASC”) 805-50-25-4, Murray Energy, as the acquirer of FELP through FEGP, has the option to apply pushdown accounting in the separate financial statements of the acquiree. Murray Energy elected to adopt pushdown accounting in our stand alone financial statements and therefore we have reflected the required purchase accounting adjustments in our consolidated financial statements (see Note 3).

Also, due to the application of "pushdown" accounting, our condensed consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented. The periods prior to the acquisition date are identified as “Predecessor” and the period after the acquisition date is identified as “Successor”. For accounting purposes, management has designated the acquisition date as March 31, 2017 (the “Acquisition Date”), as the operating results and change in financial position for the intervening period was not material.

As used hereafter in this report, the terms “Foresight Energy LP,” “FELP,” the “Partnership,” “we,” “us” or like terms, refer to the consolidated results of Foresight Energy LP and its consolidated subsidiaries and affiliates, unless the context otherwise requires or where otherwise indicated.

The Partnership operates in a single reportable segment and currently has four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event. In April 2016, we temporarily sealed the entire mine to reduce the oxygen flow paths into the mine. In May 2017, we breached the seal and mine rescue teams are currently evaluating and monitoring the mine. We are uncertain as to when production will resume at this operation. Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern United States, as well as overseas markets.

The accompanying condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly, the Partnership’s condensed consolidated financial position, results of operations and cash flows for all periods presented. In preparing the condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under U.S. generally accepted accounting principles (“U.S. GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. The results of operations for interim periods are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2017. Intercompany transactions are eliminated in consolidation.

2. New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation, which was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as equity or liabilities, an option to recognize gross equity-based compensation expense with actual forfeitures recognized as they occur and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We adopted this update during the first quarter of 2017 and it had an immaterial impact on our condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We will adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. While we have not yet fully completed our review of the impact of the new standard, we do not currently anticipate a material impact on our revenue recognition practices. We are in the process of reviewing the various terms and clauses within our coal sales contracts and are continuing to evaluate the disclosure requirements under this standard as well as additional changes, modifications or interpretations which may impact our current conclusions.

3. Pushdown Accounting

Pursuant to the acquisition by Murray Energy of the controlling interest in FEGP, management, with the assistance of a third-party valuation firm, has preliminarily estimated the fair value of FELP’s assets and liabilities as of the Acquisition Date. Given that the valuation being performed by the third-party valuation firm is not yet complete, the value of certain assets and liabilities are preliminary in nature and will be adjusted as additional analysis is performed and as additional information is obtained about the facts and circumstances that existed at the acquisition date. As a result, material adjustments to this allocation may occur as the valuation and the related "push down" accounting is finalized (such finalization to be completed within one year of the Acquisition Date, per the terms of ASC 805-50-25-4). Adjustments to the fair value of FELP’s asset and liabilities as of the Acquisition Date will be recorded during the period in which the adjustment is determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the Acquisition Date (i.e. the historical reported financial statements will not be retrospectively adjusted). There was no impact to the condensed consolidated statement of operations during the period from April 1, 2017 to June 30, 2017 from changes to the estimated fair value of FELP’s assets and liabilities during the period from April 1, 2017 to June 30, 2017 that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the Acquisition Date.

The preliminary fair value of our mineral rights, which are controlled through private coal leases, were established utilizing discounted cash flow (“DCF”) models. The DCF models were based on assumptions market participants would use in the pricing of these assets as well as projections of revenues and expenditures that would be incurred to mine or maintain these coal reserves through the life of mine. Our DCF models assume that the combustion event at our Hillsboro mine will subside and that production will resume at this mine.  The tax-effected discount rates utilized in the DCF models ranged from 11.5% to 15.5% and the future cash flows were based on our forecast models, which included a variety of estimates and assumptions, such as pricing and demand for coal and expected future capital expenditures. Coal pricing was based principally on third-party forward pricing curves, adjusted for the quality and expected sales point of our coal.

The preliminary fair value of plant and equipment was established with the assistance of a third-party valuation firm utilizing both market and cost approaches. The market approach was used to estimate the value of assets where detailed product specification data and maintenance history for the asset was available and an active market was identified for comparable property. The cost approach was utilized where there were limitations in the secondary equipment market. Under the cost approach, an estimate of the replacement cost of the asset was made adjusting for depreciation due to physical deterioration and also contemplated functional and economic obsolescence, where appropriate. Useful lives were assigned to all assets based on remaining future economic benefit of each asset.

The carrying values of certain of FELP's assets and liabilities in this preliminary estimate were assumed to approximate their fair values.

The preliminary net purchase accounting adjustments to record the assets and liabilities of FELP to fair value as of the Acquisition Date resulted in a $1.1 billion net increase to net assets, and was comprised of the following preliminary adjustments from carrying value as of the Acquisition Date (in thousands):

Working capital and certain other long-term asset accounts (1)	$(48,503)
Mineral rights, land and land rights (2)	1,533,171
Plant, equipment and development (2)	(261,739)
Contract-based intangibles, net	(92,029)
Deferred debt issuance costs	(33,879)
Sales-leaseback financing arrangements	(9,267)
Long-term liabilities, net (1)	(36,302)
Pushdown accounting adjustment	$1,051,452

(1) – Accrued expenses and other current liabilities and other long-term liabilities include liabilities of $16.9 million and $38.9 million, respectively, for certain royalty and transportation executory contracts under which we have contractual future minimum required payments but we do not expect to receive any future economic benefits.

(2) – The development costs of the mine were reduced to zero as part of the fair value adjustment and the corresponding value of mineral rights assets were increased to reflect the future cash flows that the developed mines are expected to generate. As a result, the value of the plant, equipment and development asset category decreased significantly and the value of the mineral rights category increased significantly.

The following table presents each major class of intangible assets preliminarily identified as of the Acquisition Date (in thousands):

Favorable sales contracts, net	$20,770
Unfavorable royalty agreements	(112,799)
Total contract-based intangibles, net	$(92,029)

The fair values of favorable sales contracts, net and unfavorable royalty agreements were determined using a DCF model based on the difference between estimated market rates and actual contract rates for each of the respective contracts. The favorable and unfavorable sales contract assets and liabilities will be amortized into contract amortization in the consolidated statement of operations on a per ton basis as the coal is sold throughout the term of each individual sales contract.  The unfavorable royalty agreement liabilities will be amortized into contract amortization in the consolidated statement of operations over a weighted average period of 17.2 years.

4. Commodity Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we enter into fixed price coal supply sales agreements and coal derivative swap contracts.

As of June 30, 2017 and December 31, 2016, we had outstanding coal derivative swap contracts to fix the selling price on 0.1 million tons and 0.5 million tons, respectively. Swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments through 2017. The coal derivative contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the condensed consolidated balance sheets (see Note 11).

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

We received $3.5 million in proceeds during the predecessor period from January 1, 2017 to March 31, 2017 from the settlement of derivatives that were reclassified from an operating cash flow activity to an investing activity in the condensed consolidated statement of cash flows because the derivative contracts were settled prior to the expiration of their contractual maturities and prior to the delivery date of the underlying sales contracts.

5. Accounts Receivable

Accounts receivable consist of the following:

	(Successor)	(Predecessor)
	June 30, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Trade accounts receivable	$25,968	$42,862
Other receivables	7,406	12,043
Total accounts receivable	$33,374	$54,905

6. Inventories

Inventories consist of the following:

	(Successor)	(Predecessor)
	June 30, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Parts and supplies	$17,872	$18,712
Raw coal	8,191	4,907
Clean coal	45,927	19,433
Total inventories	$71,990	$43,052

7. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	(Successor)	(Predecessor)
	June 30, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Mineral rights, land and land rights	$1,630,038	$99,909
Plant, equipment and development	960,580	2,318,697
Total property, plant, equipment and development	2,590,618	2,418,606
Less: accumulated depreciation, depletion and amortization	(56,685)	(1,099,669)
Property, plant, equipment and development, net	$2,533,933	$1,318,937

In conjunction with pushdown accounting, property, plant, equipment and development was measured at fair value as of the Acquisition Date, which also impacted how value was assigned between the categories within property, plant, equipment and development (see Note 3).

8. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	(Successor)	(Predecessor)
	June 30, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Prior Second Lien Notes	$—	$349,100
2017 Exchangeable PIK Notes	—	299,859
Prior Revolving Credit Facility ($450.0 million capacity)	—	352,500
Prior Term Loan due 2020	—	295,667
2023 Second Lien Notes	425,000	—
New Term Loan due 2022	822,938	—
Revolving Credit Facility ($170.0 million capacity)	—	—
Trade A/R Securitization	21,100	14,200
5.78% longwall financing arrangement	33,615	39,217
5.555% longwall financing arrangement	36,094	41,250
Capital lease obligations	32,177	41,457
Subtotal - Total long-term debt and capital lease obligations principal outstanding	1,370,924	1,433,250
Unamortized deferred financing costs and debt discounts	(14,907)	(42,187)
Total long-term debt and capital lease obligations	1,356,017	1,391,063
Less: current portion	(69,635)	(368,993)
Non-current portion of long-term debt and capital lease obligations	$1,286,382	$1,022,070

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

On March 28, 2017 (the “Closing Date”), FELP, together with its wholly-owned subsidiaries Foresight Energy LLC (the “Borrower” or “FELLC”) and Foresight Energy Finance Corporation (the “Co-Issuer” and together with FELLC, the “Issuers”) and certain of the Issuers’ subsidiaries, completed a series of transactions to refinance certain previously outstanding indebtedness (the “Refinancing Transactions”). The new debt issued was as follows:

•	the Issuers issued $425.0 million aggregate principal amount of Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) and
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

We incurred third-party professional fees totaling $27.3 million related to the new indebtedness.

The Partnership retired the following indebtedness in the Refinancing Transactions:

•	the remaining Prior Second Lien Notes at a redemption price equal to the principal amount thereof plus the applicable premium as of, and accrued and unpaid interest;
•	the Second Lien Senior Secured Exchangeable PIK Notes due 2017 (the “2017 Exchangeable PIK Notes”) at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest; and
•

the Partnership’s outstanding credit facilities (the “Prior Credit Facilities”), including the revolving credit facility (the “Prior Revolving Credit Facility”) and the term loan (the “Prior Term Loan”), including, in each case, accrued and unpaid interest.

As a result of the Restructuring Transactions, a loss on the early extinguishment of debt of $95.5 million was recognized during the period from January 1, 2017 to March 31, 2017 for the incurrence of $57.6 million in make-whole/equity-claw premiums and other cash costs to retire the Prior Second Lien Notes early and the write-off of $37.9 million of unamortized debt discounts and debt issuance costs related to the retired indebtedness.

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

The New Credit Facilities require that we comply on a quarterly basis with a maximum net first lien secured leverage ratio of 3.75:1.00, stepping down by 0.25x in each of the first quarters of 2019 and 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The New Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control.

As of June 30, 2017, we had no borrowings outstanding under our Revolving Credit Facility, and available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $11.5 million, was $158.5 million.

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

9. Related-Party Transactions

Overview

Affiliated entities of FELP principally include: (a) Murray Energy, owner of a 80% interest in our general partner (effective March 28, 2017) and owner of all of the outstanding subordinated limited partner units, (b) Entities owned and controlled by Chris Cline, the former majority owner and former chairman of our general partner and (c) through May 9, 2017, Natural Resource Partners LP (“NRP”) and its affiliates, for which Chris Cline directly and indirectly beneficially owned a 31% and 4% interest in the general and limited partner interests of NRP, respectively. On May 9, 2017, the affiliate owned by Chris Cline sold its holdings in NRP’s general partner.  As a result, NRP and its affiliates were not treated as related parties after May 9, 2017. We routinely engage in transactions in the normal course of business with Murray Energy and its subsidiaries, NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions include, among others, production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements. We also acquire mining equipment from subsidiaries of Murray Energy.

Murray Investments

In April 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and nearly 50% of the outstanding limited partner units in FELP, including all of the outstanding subordinated units. On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to us in exchange for 9,628,108 common units of FELP. On March 28, 2017, following completion of the Refinancing Transactions, Murray Energy exercised its FEGP Option to acquire an additional 46% voting interest in FEGP from Foresight Reserves and Beyer pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Reserves and Beyer, as amended, thereby increasing Murray Energy’s voting interest in the General Partner to 80%. The aggregate exercise price of the FEGP Option was $15 million. FEGP has continued to govern the Partnership subsequent to this transaction. Murray Energy is also a holder of 17,556 of FELP’s outstanding warrants as of June 30, 2017.

Following the exercise of the FEGP Option, pursuant to the operating agreement of the General Partner, all members of the board of directors of the General Partner (the “Board”), other than Paul Vining, are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion. Murray Energy is entitled to appoint a majority of the Board. On March 28, 2017, Chris Cline resigned from the Board and from his role as Principal Strategy Advisor. In connection with the departure of Mr. Cline, Robert D. Moore now serves as Chairman of the Board and Mr. Robert Edward Murray became a member of the Board. Mr. Murray currently serves as the Executive Vice President of Marketing and Sales at Murray Energy. These changes came by way of the amended general partner operating agreement that went into effect upon the exercise of the FEGP Option.

Murray Energy Management Services Agreement

In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provided certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. Upon the exercise of the FEGP Option, the General Partner entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments. After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the three months ended June 30, 2017 and 2016 was $3.7 million and $2.5 million, respectively, and was $2.5 million, $3.7 million and $4.6 million for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and for the six months ended June 30, 2016, respectively.

Murray Energy Transport Lease and Overriding Royalty Agreements

For the three months ended June 30, 2017 and 2016, we recorded other revenues of $1.8 million and $1.2 million, respectively, under the transport lease (the “Transport Lease”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, and for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and the six months ended June 30, 2016, we recorded other revenues of $1.6 million, $1.8 million and $3.0 million, respectively.  The total remaining minimum payments under the Transport Lease was $88.3 million at June 30, 2017, with unearned income equal to $31.2 million. As of June 30, 2017, the outstanding Transport Lease financing receivable was $57.1 million, of which $2.8 million was classified as current in the condensed consolidated balance sheet.

For the three months ended June 30, 2017 and 2016, we recorded other revenues of $0.6 million and $0.5 million, respectively, under the overriding royalty agreement (the “ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company, and for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and for the six months ended June 30, 2016, we recorded other revenues of $0.8 million, $0.6 million and $1.2 million, respectively. The total remaining minimum payments under the ORRA was $31.1 million at June 30, 2017, with unearned income equal to $19.5 million. As of June 30, 2017, the outstanding ORRA financing receivable was $11.6 million, of which $0.2 million was classified as current in the condensed consolidated balance sheet.

Other Murray Energy Transactions

During the three months ended June 30, 2017 and 2016, we purchased $3.3 million and $1.3 million, respectively, in equipment, supplies and rebuild services from affiliates of Murray Energy, and for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and for the six months ended June 30, 2016, we purchased $2.1 million, $3.3 million and $1.7 million, respectively.  During the three months ended June 30, 2017 and 2016, we provided $0.1 million and $0.3 million, respectively, in equipment, supplies and rebuild services to affiliates of Murray Energy. We provided equipment, supplies and rebuild services to affiliates of Murray Energy of $0.1 million, $0.1 million and $0.5 million for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and for the six months ended June 30, 2016, respectively.

From time to time, we purchase and sell coal to Murray Energy and its affiliates to, among other things, meet customer contractual obligations. We also sell coal to Javelin Global Commodities Limited (“Javelin”), an international commodities marketing and trading joint venture owned by Murray Energy, Uniper; and management of Javelin, as our primary outlet for export sales. During the three months ended June 30, 2017 and 2016, we did not purchase any coal from Murray Energy and its affiliates and we sold $40.3 million and $0 million, respectively, of coal to Murray Energy and its affiliates, including Javelin.  For the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and for the six months ended June 30, 2016, we purchased $8.0 million, $0 million, and $0.6 million, respectively, of coal from Murray Energy and its affiliates and we sold $60.7 million, $40.3 million and $0 million, respectively, of coal to Murray Energy and its affiliates, including Javelin.

During the three months ended June 30, 2017 and 2016, we also paid Javelin $0.4 million and $0 million, respectively, in sales commissions. For the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and for the six months ended June 30, 2016, we paid Javelin commissions of $0.7 million, $0.4 million and $0 million, respectively.

During the three months ended June 30, 2017 and 2016, we earned $0.2 million and $0.3 million, respectively, in other revenues for Murray Energy’s usage of our Sitran terminal, and for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and for the six months ended June 30, 2016, Sitran earned usage fees from Murray Energy of $0.2 million, $0.2 million and $0.8 million, respectively.

Murray Energy transports coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company. These usage fees are billed to Murray Energy, resulting in no impact to our condensed consolidated statements of operations. The usage of the railway line with this third-party rail company by Murray Energy counts toward the minimum annual throughput volume requirement with the third-party rail company, thereby reducing the Partnership’s exposure to certain contractual liquidated damage charges.

From time to time, we also reimburse Murray Energy for costs paid by them on our behalf, including certain insurance premiums.

Reserves Investor Group

In connection with the August 2016 debt restructuring transactions, the Reserves Investor Group (as defined below) acquired $179.9 million of 2017 Exchangeable PIK Notes and $15.2 million of the Prior Second Lien Notes. The Reserves Investor Group includes Christopher Cline, the four trusts established for the benefit of Mr. Cline’s children (the “Cline Trust”), Michael J. Beyer, the former Chief Executive Officer of FEGP, and owner of 0.66% of the voting and 0.225% of the economic interests of FEGP, and certain other limited liability companies owned or controlled by individuals with limited partner interests in Foresight Reserves through indirect ownership. As part of the Refinancing Transactions, the Reserves Investor Group’s outstanding principal and accrued and unpaid interest was repaid consistent with the unaffiliated owners of those debt facilities. The Cline Trust acquired $20.0 million of 2023 Second Lien Notes and $10.0 million of the New Term Loan on consistent terms as the unaffiliated owners of these notes. The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of June 30, 2017.

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

We also lease mineral reserves under lease agreements with subsidiaries of NRP, including WPP LLC (“WPP”), HOD LLC (“HOD”), and Independence Energy, LLC (“Independence”). The initial terms of these agreements vary, however, each carries an option by the lessee to extend the leases until all merchantable and mineable coal has been mined and removed. Royalty payments under these arrangements are generally determined based on the greater of a minimum per ton amount (ranging from $2.50 per ton to $5.40 per ton) or a percentage of the gross sales price (generally 8.0% - 9.0%), as defined in the respective agreements. We are also subject under certain of these mineral reserve agreements to overriding royalties and/or wheelage fees. Our mineral reserve leases with NRP subsidiaries also require minimum quarterly royalties which are generally recoupable on future tons mined and sold during the preceding five-year period from the excess tonnage royalty payments on a first paid, first recouped basis.

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

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a combustion event, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $61.0 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the combustion event does not constitute an event of force majeure under the royalty agreement (see Note 12).

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement has been adjusted to fair value as part of pushdown accounting which resulted in an adjusted carrying value of $133.2 million as of June 30, 2017 and an effective interest rate of 14.1%.

In 2012, Sugar Camp sold certain rail facility assets to HOD and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The

Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting which resulted in an adjusted carrying value of $67.8 million as of June 30, 2017 and an effective interest rate of 8.2%.

Limited Partnership Agreement

The general partner manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to appoint the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership.

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

		(Successor)	(Predecessor)
Affiliated Company	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In Thousands)	(In Thousands)
Murray Energy and affiliated entities (1)	Due from affiliates - current	$22,631	$16,784
NRP and affiliated entities	Due from affiliates - current	n/a (4)	107
Total		$22,631	$16,891

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$3,019	$2,904
Total		$3,019	$2,904

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$947	$1,843
Total		$947	$1,843

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$65,696	$67,235
Total		$65,696	$67,235

Foresight Reserves and affiliated entities (2)	Prepaid royalties - current and noncurrent	$1,977	$7,599
NRP and affiliated entities (2)	Prepaid royalties - current and noncurrent	n/a (4)	1,246
Total		$1,977	$8,845

NRP and affiliated entities	Sales-leaseback financing arrangements - current and noncurrent	n/a (4)	$191,869

NRP and affiliated entities	Accrued interest	n/a (4)	$2,930

Murray Energy and affiliated entities (1)	Due to affiliates - current	$8,000	$17,021
Foresight Reserves and affiliated entities (3)	Due to affiliates - current	387	1,373
NRP and affiliated entities	Due to affiliates - current	n/a (4)	2,510
Total		$8,387	$20,904

(1) – Includes amounts due to/from from Javelin, a joint venture partially owned by Murray Energy.

(2) – Prepaid royalties with Foresight Reserves and affiliated entities and NRP and affiliated entities is presented net of a reserve of $74,575 and $33,965, respectively, as of December 31, 2016.

(3) – As of December 31, 2016, includes amounts due to/from a joint venture partially owned by an affiliate of The Cline Group. On March 31, 2017, The Cline Group sold its interest in the joint venture to the unaffiliated member therefore this joint venture will not be an affiliated party prospectively.

(4) – As a result of Chris Cline’s affiliate selling its interest in NRP’s general partner on May 8, 2017, NRP is no longer considered to be an affiliate of FELP.

A summary of certain expenditures and expenses (revenues) incurred with affiliated entities is as follows for the three months ended June 30, 2017 and 2016, the period from January 1, 2017 to March 31, 2017, the period from April 1, 2017 to June 30, 2017 and the six months ended June 30, 2016 (in thousands):

	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Period from April 1, 2017 to June 30, 2017	Period from January 1, 2017 to March 31, 2017	Six Months Ended June 30, 2016
Coal sales – Murray Energy and affiliated entities (including Javelin) (1)	$(40,310)	$—	$(40,310)	$(60,749)	$30
Overriding royalty and lease revenues – Murray Energy and affiliated entities (2)	$(2,412)	$(1,645)	$(2,412)	$(2,355)	$(4,115)
Terminal revenues - Murray Energy and affiliated entities (2)	$(166)	$(262)	$(166)	$(226)	$(780)
Royalty expense – NRP and affiliated entities (3)	$710	$4,442	$710	$3,669	$7,286
Royalty expense – Foresight Reserves and affiliated entities (3)	$6,735	$3,710	$6,735	$1,521	$7,157
Loadout services – NRP and affiliated entities (3)	$746	$1,937	$746	$2,134	$3,660
Purchased goods and services – Murray Energy and affiliated entities (4)	$3,274	$1,308	$3,274	$2,061	$1,700
Purchased coal - Murray Energy and affiliated entities (5)	$—	$—	$—	$7,973	$551
Sales commissions - Murray Energy and affiliated entities (including Javelin)(6)	$367	$—	$367	$692	$—
Management services, net – Murray Energy and affiliated entities (6)	$3,713	$2,491	$3,713	$2,547	$4,570
Sales-leaseback interest expense - NRP and affiliated entities (7)	$2,012	$6,540	$2,012	$6,244	$12,403

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

(3) – Cost of coal produced (excluding depreciation, depletion and amortization)

(4) – Cost of coal produced (excluding depreciation, depletion and amortization) and property, plant and equipment and development, net, as applicable

(5) – Cost of coal purchased

(6) – Selling, general and administrative

(7) – Interest expense, net

For the three months ended June 30, 2017, transactions with NRP and affiliated are only included in the table above through April 30, 2017 as a result of NRP no longer being an affiliate subsequent to Chris Cline’s affiliate selling its interest in NRP’s general partner on May 8, 2017.

We also purchased $3.0 million in mining supplies from an affiliated joint venture under a supply agreement during the period from January 1, 2017 to March 31, 2017 and $1.0 million and $3.2 million during the three and six months ended June 30, 2016, respectively. This joint venture was no longer an affiliate subsequent to March 31, 2017.

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

The Partnership’s net income (loss) is allocated to the limited partners, including the holders of the subordinated units, in accordance with the partnership agreement on their respective ownership percentages, after giving effect to any special income or expense allocations and incentive distributions paid to the general partner, if any. The holders of our incentive distribution rights (“IDR”) have the right to receive increasing percentages of quarterly distributions from operating surplus after certain distribution levels defined in the partnership agreement have been achieved. The general partner has no obligation to make distributions; therefore, undistributed earnings of the Partnership are not allocated to the IDR holder. Basic EPU is computed by dividing net earnings attributable to unitholders by the weighted-average number of units outstanding during each period. Diluted EPU reflects the potential dilution of common equivalent units that could occur if equity participation units are converted into common units.

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the three month periods indicated:

	(Successor)			(Predecessor)
	Three Months Ended June 30,			Three Months Ended June 30,
	2017			2016
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(8,790)	$(7,487)	$(16,277)	$(13,995)	$(13,791)	$(27,786)

Denominator:
Weighted-average units to calculate basic EPU	76,270	64,955	141,225	65,917	64,955	130,872
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	76,270	64,955	141,225	65,917	64,955	130,872

Basic net loss per unit	$(0.12)	$(0.12)	$(0.12)	$(0.21)	$(0.21)	$(0.21)
Diluted net loss per unit	$(0.12)	$(0.12)	$(0.12)	$(0.21)	$(0.21)	$(0.21)

(1) -

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended June 30, 2017 and 2016, approximately 0.3 million and 0.2 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during the current period by the 384,124 Warrants outstanding as of June 30, 2017, which are convertible into common units at an exchange rate of approximately 12.8 common units of FELP at an initial exercise price of $0.8928 per common unit, in each case subject to adjustment (see Note 11).

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the period from January 1, 2017 to March 31, 2017, from the period from April 1, 2017 to June 30, 2017 and for the six months ended June 30, 2016:

	(Predecessor)			(Successor)
	Period from January 1, 2017 to March 31, 2017			Period from April 1, 2017 to June 30, 2017
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(56,259)	$(54,925)	$(111,184)	$(8,790)	$(7,487)	$(16,277)

Denominator:
Weighted-average units to calculate basic EPU	66,533	64,955	131,488	76,270	64,955	141,225
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	66,533	64,955	131,488	76,270	64,955	141,225

Basic net loss per unit	$(0.85)	$(0.85)	$(0.85)	$(0.12)	$(0.12)	$(0.12)
Diluted net loss per unit	$(0.85)	$(0.85)	$(0.85)	$(0.12)	$(0.12)	$(0.12)

	(Predecessor)
	Six Months Ended June 30,
	2016
	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(34,886)	$(34,605)	$(69,491)

Denominator:
Weighted-average units to calculate basic EPU	65,555	64,955	130,510
Less: effect of dilutive securities (1)	—	—	—
Weighted-average units to calculate diluted EPU	65,555	64,955	130,510

Basic net loss per unit	$(0.53)	$(0.53)	$(0.53)
Diluted net loss per unit	$(0.53)	$(0.53)	$(0.53)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to June 30, 2017, approximately 0.3 million phantom units were anti-dilutive and therefore excluded from the diluted EPU calculation. For the six months ended June 30, 2016, approximately 0.2 million phantom units were anti-dilutive and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during the current year period by the 384,124 Warrants outstanding as of June 30, 2017, which are convertible into common units at an exchange rate of approximately 12.8 common units of FELP at an initial exercise price of $0.8928 per common unit, in each case subject to adjustment (see Note 11).

11. Fair Value of Financial Instruments

The table below sets forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	(Successor)
	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$1,318	$—	$1,318	$—
Total	$1,318	$—	$1,318	$—

	(Predecessor)
	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$7,315	$—	$7,315	$—
Warrant liability	(51,169)	—	—	(51,169)
Total	$(43,854)	$—	$7,315	$(51,169)

The Partnership’s commodity derivative contracts are valued based on direct broker quotes and corroborated with market pricing data.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, are as follows:

	(Successor)
	Fair Value at June 30, 2017
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Other Long-Term Liabilities
	(In Thousands)
Coal derivative contracts	$1,318	$—	$—	$—
Total	$1,318	$—	$—	$—

	(Predecessor)
	Fair Value at December 31, 2016
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Warrant Liability
	(In Thousands)
Coal derivative contracts	$7,650	$—	$(335)	$—
Warrant liability	—	—	—	(51,169)
Total	$7,650	$—	$(335)	$(51,169)

During the periods presented in these interim condensed consolidated financial statements, there were no assets or liabilities that were transferred between Level 1 and Level 2.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Predecessor) Warrant Liability
(In Thousands)
Balance at January 1, 2017	$51,169
Purchases, issuances and settlements	—
Recorded fair value losses
Included in earnings - gain	(9,281)
Reclassification of fair value to partners’ capital	(41,888)
Balance at March 31, 2017	$—

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

Upon their issuance, the Warrants were recorded as a liability at fair value and remeasured to fair value at each balance sheet date. The resulting non-cash gain or loss on remeasurements was recorded as a non-operating loss in our consolidated statements of operations.

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

Upon the Note Redemption on the Closing Date, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital, and therefore, were not remeasured at fair value after the Closing Date. As of June 30, 2017, there are 384,124 Warrants outstanding and exercisable into common units of FELP.

Long-Term Debt

The fair value of long-term debt as of June 30, 2017 and December 31, 2016 was $1,278.1 million and $1,378.6 million, respectively. The fair value of long-term debt was calculated based on the credit-adjusted borrowing rate for similar debt instruments with comparable terms.

12. Contingencies

In January 2016, WPP sent a demand letter to Macoupin claiming it had misapplied the royalty recoupment provision involving a coal mining lease and a rail infrastructure lease, resulting in underpayments of $3.3 million. In April 2016, WPP and HOD filed a complaint in the Circuit Court of Macoupin County, Illinois. We do not believe that the royalty recoupment provision was misapplied and have continued to apply the recoupment provision consistently with prior periods. While we believe that the language of the agreements and the parties’ course of performance thereunder support Macoupin’s position, should we not prevail, we would be responsible for paying WPP for any recoupment taken that is found to contravene the contractual language.

In July 2015, we provided notice to WPP, a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event. As a result of the force majeure event, as of June 30, 2017, we have not made $61.0 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. On November 24, 2015, WPP filed a Complaint in the Circuit Court of Montgomery County, Illinois, against Hillsboro. After we prevailed on various motions to dismiss the Complaint, as well as the First and Second Amended Complaints, WPP filed its Third Amended Complaint on January 16, 2017. In the Third Amended Complaint, WPP alleges that (i) the stoppage of mining operations as a result of the spontaneous combustion event does not constitute an event of force majeure under the royalty agreement, (ii) Hillsboro’s reliance on the force majeure language is a breach of the royalty agreement, and (iii) that Hillsboro’s failure to recommence mining is a further breach of the royalty agreement. Hillsboro denies each of these allegations. In addition, WPP, in the Third Amended Complaint, names Foresight Energy GP, LLC; Foresight Energy, LP; Foresight Energy, LLC; Foresight Energy Services, LLC; Coal Field Construction Company, LLC; and Patton Mining, LLC as defendants (collectively, the “Foresight Defendants”). The Third Amended Complaint alleges that the

Foresight Defendants (i) are alter egos of Hillsboro, (ii) are direct participants in Hillsboro’s conduct, and (iii) have tortiously interfered with the royalty agreement. Additionally, the Third Amended Complaint alleges that all of the defendants were negligent in the operation of the mine, and, further, the Third Amended Complaint seeks an order compelling “specific performance” of the royalty agreement by directing Hillsboro to recommence mining in a separate area of the mine.  Motions to Dismiss have been filed addressing each of the non-contractual claims. While we believe this is a force majeure event, as contemplated by the royalty agreement, and that the alleged claims are without merit, should we not prevail, we would be responsible for funding any minimum deficiency payment amounts during the shutdown period to WPP and potentially additional fees.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of June 30, 2017, we had no accruals for litigation matters.

Insurance Recoveries

We are currently in discussions with our insurance provider in regards to further potential recoveries under our policy related to the combustion event at our Hillsboro operation. During the year ended December 31, 2016, we recorded $10.5 million to cost of coal produced (excluding depreciation, depletion and amortization) in our consolidated statement of operations for the insurance recovery of mitigation costs (net of our policy deductible) and $20.0 million to other operating (income) expense related to business interruption insurance proceeds. In May 2017, we received an additional $12.8 million payment from the insurance companies which was recorded to other operating income (expense) in the condensed consolidated statement of operations. We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to this incident.

Performance Bonds

We had outstanding surety bonds with third parties of $84.5 million as of June 30, 2017 to secure reclamation and other performance commitments, which are partially secured by $4.5 million of our outstanding letters of credit.

13. Subsequent Event

On August 11, 2017, we announced a cash distribution of $0.0647 per unit payable to common unitholders.  The distribution is payable on August 31, 2017, for common unitholders of record on August 21, 2017.

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

Company Overview

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of Foresight Energy LP (“FELP,” “we,” “us,” and “our”), Foresight Reserves and a member of FELLC’s management contributed their ownership interests in FELLC to FELP in exchange for common and subordinated units in FELP. FELP has been managed by Foresight Energy GP LLC (“FEGP”) subsequent to the IPO. On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% voting interest in FEGP and all of the outstanding subordinated units of FELP, representing 50% ownership of the Partnership’s limited partner units outstanding at that time.

We control 2.1 billion tons of coal reserves, almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with four underground mining complexes in the Illinois Basin: Williamson, Sugar Camp and Hillsboro, all three of which are longwall operations, and Macoupin, which is currently a continuous miner operation. The Williamson and Hillsboro complexes each operates with one longwall system and Sugar Camp operates with two longwall mining systems. Mining operations at our Hillsboro complex have been idle since March 2015 due to a combustion event. In May 2017, we breached the seal and mine rescue teams are currently evaluating and monitoring the mine. We are uncertain as to when production will resume at this operation.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern half of the United States as well as internationally (primarily into Europe). We generally sell a majority of our coal to customers at delivery points other than our mines, including, but not limited to, our river terminal on the Ohio River and ports near New Orleans.

Governance Changes

Following completion of the Refinancing Transactions (see “Item 1. Financial Statements – Note 8. Long-Term Debt and Capital Lease Obligations”), Murray Energy exercised its option (the “FEGP Option”) to acquire an additional 46% voting interest in FEGP from Foresight Reserves and Michael J. Beyer (“Beyer”) pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and Beyer, as amended, thereby increasing Murray Energy’s voting interest in the FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. Following the exercise of the FEGP Option, pursuant to the operating agreement of FEGP, all members of the board of directors of the General Partner (the “Board”), other than Paul Vining, are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion. Murray Energy is entitled to appoint a majority of the Board. On March 28, 2017, Chris Cline resigned from the Board, and from his role as Principal Strategy Advisor. In connection with the departure of Mr. Cline, effective March 28, 2017, Robert D. Moore began serving  as Chairman of the Board and Mr. Robert Edward Murray became a member of the Board. Mr. Murray currently serves as the Executive Vice President of Marketing and Sales at Murray Energy. These changes came by way of the amended general partner operating agreement that went into effect upon the exercise of the FEGP Option.

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

As it relates to the results of operations, references to "Successor" are in reference to reporting dates on or after April 1, 2017, and references to "Predecessor" are in reference to reporting dates prior to and including March 31, 2017. While the 2017 Successor period and the 2017 Predecessor period are distinct reporting periods, the effects of the change of control did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted related to the impact from pushdown accounting.  References to the Combined Period from January 1, 2017 to June 30, 2017 combine the period from January 1, 2017 to March 31, 2017 and the period from April 1, 2017 to June 30, 2017 to enhance the comparability of such information to the prior year.

Also, the assets and liabilities of FELP were recorded at the their estimated fair value as of the Acquisition Date, which in certain cases was significantly different than the carrying value immediately prior to the Acquisition Date. See “Item 1. Financial Statements – Note 3. Pushdown Accounting” of this Quarterly Report on Form 10-Q for additional discussion on those changes. Adjustments to the fair value of FELP’s asset and liabilities as of the Acquisition Date will be recorded during the period in which the adjustment is determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the Acquisition Date (i.e. the historical reported financial statements will not be retrospectively adjusted). There was no impact to the condensed consolidated statement of operations during the period from April 1, 2017 to June 30, 2017 from changes to the estimated fair value of FELP’s assets and liabilities during the period from April 1, 2017 to June 30, 2017 that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the Acquisition Date.

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

We define Adjusted EBITDA as net income (loss) attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts, contract amortization, changes in the fair value of the warrants and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds/deducts to Adjusted EBITDA the aggregate settlements during the period.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 (Successor) to Three Months Ended June 30, 2016 (Predecessor)

Coal Sales. The following table summarizes coal sales information during the three months ended June 30, 2017 and 2016 (in thousands, except per ton data).

	(Successor)	(Predecessor)
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Variance
Coal sales	$204,516	$224,093	$(19,577)	-8.7%
Tons sold	4,835	5,057	(222)	-4.4%
Coal sales realization per ton sold(1)	$42.30	$44.31	$(2.01)	-4.5%
Netback to mine realization per ton sold(2)	$36.45	$36.89	$(0.44)	-1.2%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decrease in coal sales revenue from the prior year period was due to lower coal sales volumes during the second quarter of 2017 and lower coal sales realization per ton sold.  Coal sales realization per ton sold was lower as compared to the prior year period due to sales mix by customer and the expiration and repricing of certain sales contracts with favorable pricing. The coal sales realization was benefited during the current period by a higher mix of export sales.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended June 30, 2017 and 2016 (in thousands, except per ton data).

	(Successor)	(Predecessor)
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Variance

Cost of coal produced (excluding depreciation, depletion and amortization)	$105,790	$112,070	$(6,280)	-5.6%
Produced tons sold	4,835	5,057	(222)	-4.4%
Cash cost per ton sold(1)	$21.88	$22.16	$(0.28)	-1.3%

Tons produced	5,660	4,889	771	15.8%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) was primarily due to lower sales volumes during the current year period. The overall cash cost per ton sold remained materially consistent with the prior year period.

Transportation. Our cost of transportation for the three months ended June 30, 2017 decreased $9.3 million, or 24.8%, from the three months ended June 30, 2016 due to lower sales volumes and lower charges for shortfalls on minimum contractual throughput volume requirements of $7.6 million, due primarily to higher forecasted export shipments during the remainder of 2017.

Contract Amortization. During the three months ended June 30, 2017, we recorded expense of $8.7 million to amortize the favorable/unfavorable sales and royalty contract assets and liabilities recorded as part of our pushdown accounting.

Loss on Commodity Derivative Contracts. We recorded a loss on our commodity contracts of $1.1 million for the three months ended June 30, 2017, compared to a $10.8 million loss for the three months ended June 30, 2016.  The decreased loss during the current year period was due to a less significant increase in the API 2 curve during the three months ended June 30, 2017 as well as the notional value of open commodity contracts declining from the prior year.

Other Operating (Income) Expense, Net. Other operating (income) expense, net increased $13.7 million from the prior year period due to the receipt of an additional $12.8 million in payments from the insurance companies during the three months ended June 30, 2017. We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to the Hillsboro combustion event.

Debt Restructuring. The $5.9 million of debt restructuring costs incurred during the three months ended June 30, 2016 represented legal and other advisor fees incurred as a result of the unfavorable ruling under the 2021 Senior Note bondholder lawsuit.

Adjusted EBITDA. Adjusted EBITDA increased $9.4 million from the prior year period due primarily to the $12.8 million in insurance recoveries received during the current year quarter related to the Hillsboro combustion event. The table below reconciles net loss attributable to controlling interests to Adjusted EBITDA for the three months ended June 30, 2017 and 2016 (in thousands).

	(Successor)	(Predecessor)
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net loss attributable to controlling interests	$(16,277)	$(27,786)
Interest expense, net	35,420	34,335
Depreciation, depletion and amortization	49,537	45,467
Accretion on asset retirement obligations	728	844
Contract amortization	8,733	—
Noncash impact of recording coal inventory to fair value in pushdown accounting	4,562	—
Transition and reorganization costs (excluding amounts included in equity-based compensation below)(1)	—	333
Equity-based compensation	211	435
Loss on commodity derivative contracts	1,117	10,760
Settlements of commodity derivative contracts	444	4,801
Debt restructuring costs	—	5,920
Adjusted EBITDA	$84,475	$75,109

(1)	– Equity-based compensation of $0.6 million was recorded in transition and reorganization costs in the condensed consolidated statement of operations for the three months ended June 30, 2016.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Comparison of the Period from January 1, 2017 to March 31, 2017 (Predecessor) and the Period from April 1, 2017 to June 30, 2017 (Successor) to the Six Months Ended June 30, 2016 (Predecessor)

Coal Sales. The following table summarizes coal sales information during the period from January 1, 2017 to March 31, 2017, the period from April 1, 2017 to June 30, 2017 to the six months ended June 30, 2016 (in thousands, except per ton data).

	(Successor) Period From April 1, 2017 through June 30, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through June 30, 2017	(Predecessor) Six Months Ended June 30, 2016	Variance — Combined Period from January 1, 2017 to June 30, 2017 versus Six Months Ended June 30, 2016
Coal sales	$204,516	$227,813	$432,329	$387,190	$45,139	11.7%
Tons sold	4,835	5,283	10,118	8,810	1,308	14.8%
Coal sales realization per ton sold(1)	$42.30	$43.12	$42.73	$43.95	$(1.22)	-2.8%
Netback to mine realization per ton sold(2)	$36.45	$35.98	$36.21	$36.76	$(0.55)	-1.5%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The increase in coal sales revenue from the prior year period was due to higher coal sales volumes during 2017 offset partially by a lower coal sales realization. The current year period sales volumes were benefited from the shift in certain committed volumes from the fourth quarter of 2016 into the first quarter of 2017 as well as by increased shipments into the export market. The lower realization  compared to the prior year period was due to sales mix by customer and the expiration and repricing of certain sales contracts with favorable pricing. The coal sales realization during the current year period was benefited by a higher mix of export sales.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information during the period from January 1, 2017 to March 31, 2017, the period from April 1, 2017 to June 30, 2017 to the six months ended June 30, 2016 (in thousands, except per ton data).

	(Successor) Period From April 1, 2017 through June 30, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through June 30, 2017	(Predecessor) Six Months Ended June 30, 2016	Variance — Combined Period from January 1, 2017 to June 30, 2017 versus Six Months Ended June 30, 2016
Cost of coal produced (excluding depreciation, depletion and amortization)	$105,790	$117,762	$223,552	$201,246	$22,306	11.1%
Produced tons sold	4,835	5,165	10,000	8,793	1,207	13.7%
Cash cost per ton sold(1)	$21.88	$22.80	$22.36	$22.89	$(0.53)	-2.3%

Tons produced	5,660	5,267	10,927	9,188	1,739	18.9%

(1)	– Cash cost per tons sold is defined as cost of coal produced (excluding depreciation ,depletion and amortization) divided by produced tons sold.

The increase in cost of coal produced (excluding depreciation, depletion and amortization) was primarily due to higher sales volumes during the current year period. The overall cash cost per ton sold remained materially consistent with the prior year period.

Transportation. Our cost of transportation for the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to June 30, 2017, in aggregate, increased $2.6 million as compared to the six months ended June 30, 2016 due primarily to higher sales volumes. The average transportation cost per ton sold decreased $0.67 per ton due to $10.6 million lower charges for shortfalls on minimum contractual throughput volume requirements as a result of the higher actual and forecasted export shipments. Partially offsetting these were higher actual transportation throughput costs as a result of a higher percentage of our sales going to the export market during the current year period.

Contract Amortization. During the period from April 1, 2017 to June 30, 2017, we recorded expense of $8.7 million to amortize the favorable/unfavorable sales and royalty contract assets and liabilities recorded as part of our pushdown accounting.

Transition and Reorganization Costs. Transition and reorganization costs were $6.9 million for the six months ended June 30, 2016. As part of the 2015 Murray Energy transaction, Foresight entered into the MSA with Murray Energy to optimize and reorganize certain corporate administrative functions and generate synergies between the two companies through the elimination of headcount and duplicative selling, general and administrative costs. Included in transition and reorganization costs for the six months ended June 30, 2016 was $2.3 million of costs paid by Foresight Reserves which were recorded as capital contributions, $4.3 million of equity-based compensation for the accelerated vesting of certain equity awards, and $0.2 million of other one-time charges related to the Murray Energy transaction. The incurrence of transition and reorganization costs ceased during 2016.

Loss in on Commodity Derivative Contracts.  We recorded a loss on our commodity contracts of $2.6 million, in aggregate for the period from January 1, 2017 to March 31, 2017 and the period from April 1, 2017 to June 30, 2017, compared to a $1.3 million loss for the six months ended June 30, 2016.  The decreased loss during the current year period was due to a less significant increase in the API 2 curve during the current year periods as compared to the six months ended June 30, 2016 as well as the notional value of open commodity contracts declining from the prior year.

Interest Expense, Net. Interest expense, net for the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to June 30, 2017, in aggregate, increased $11.5 million from the six months ended June 30, 2016 due primarily to higher interest costs resulting from the August 2016 debt restructuring as the Prior Second Lien Notes and 2017 Exchangeable PIK Notes through the first quarter of 2017, which carried a substantially higher effective interest than the senior notes which they replaced.

Debt Restructuring Costs. The $15.6 million of debt restructuring costs incurred during the six months ended June 30, 2016 represented legal and other advisor fees incurred as a result of the unfavorable ruling under the 2021 Senior Note bondholder lawsuit.

Change in fair value of warrants. The warrants issued as part of the August 2016 debt restructuring were required to be accounted for as a liability at fair value and revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any feature requiring liability treatments expires or is modified. During the period from January 1, 2017 to March 31, 2017, a gain of $9.3 million was recorded to adjust the warrants to fair value, which was primarily driven by the increase in the price of our units subsequent to the Closing Date of the Restructuring Transactions. Upon the Note Redemption on the Closing Date, the establishment of an exchange rate for the conversion of the warrants to a number of common units resulted in the warrants meeting the “indexed to its own stock exception” under ASC 815-40-15-7C; and therefore, the warrant liability was reclassified to partners’ capital and will not be remeasured prospectively.

Loss on extinguishment of debt. The $95.5 million loss on the early extinguishment of debt recognized during the period from January 1, 2017 to March 31, 2017 was due to the incurrence of $57.6 million in make-whole/equity-claw premiums and other costs to retire the Prior Second Lien Notes early and the write-off of $37.9 million of unamortized debt discounts and debt issuance costs from the retired debt.

Adjusted EBITDA. Adjusted EBITDA from the combined 2017 periods increased $23.1 million from the prior year period due primarily to higher sales volumes, the $12.8 million in insurance recoveries received in May 2017 related to the Hillsboro combustion event and from the early settlement of $3.5 million of coal derivative contracts. The table below reconciles net loss attributable to controlling interests to Adjusted EBITDA for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to June 30, 2017, and for the six months ended June 30, 2016 (in thousands).

	(Successor) Period From April 1, 2017 through June 30, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through June 30, 2017	(Predecessor) Six Months Ended June 30, 2016
Net loss attributable to controlling interests	$(16,277)	$(111,184)	$(127,461)	$(69,491)
Interest expense, net	35,420	43,380	78,800	67,330
Depreciation, depletion and amortization	49,537	39,298	88,835	81,884
Accretion on asset retirement obligations	728	710	1,438	1,688
Contract amortization	8,733	—	8,733	—
Noncash impact of recording coal inventory to fair value in pushdown accounting	4,562	—	4,562	—
Transition and reorganization costs (excluding amounts included in equity-based compensation below)(1)	—	—	—	2,575
Equity-based compensation	211	318	529	4,427
Loss on commodity derivative contracts	1,117	1,492	2,609	11,283
Settlements of commodity derivative contracts	444	3,724	4,168	9,921
Debt restructuring costs	—	—	—	15,630
Change in fair value of warrants	—	(9,278)	(9,278)	—
Loss on early extinguishment of debt	—	95,510	95,510	107
Adjusted EBITDA	$84,475	$63,970	$148,445	$125,354

(1)	– Equity-based compensation of $4.3 million was recorded in transition and reorganization costs in the condensed consolidated statement of operations for the six months ended June 30, 2016.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). The consummation of the Restructuring Transactions on March 28, 2017 required us to use more than $100 million of cash; however, the refinancing substantially extended our debt maturities, provided us with operating liquidity through a $170.0 million Revolving Credit Facility and refinanced certain high effective interest rates. As of June 30, 2017, we had $7.2 million of cash on hand, no borrowings under our Revolving Credit Facility, and available borrowing capacity under the Revolving Credit Facility (net of outstanding letters of credit) of $158.5 million.

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

The following is a summary of cash provided by or used in each of the indicated types of activities:

	(Successor) Period from April 1, 2017 to June 30, 2017	(Predecessor) Period from January 1, 2017 to March 31, 2017	Combined — Period from January 1, 2017 to June 30, 2017	(Predecessor) Six months ended June 30, 2016
	(In Thousands)	(In Thousands)
Net cash provided by operating activities	$38,503	$22,392	$60,895	$73,612
Net cash used in investing activities	$(21,013)	$(13,785)	$(34,798)	$(11,891)
Net cash used in financing activities	$(14,517)	$(108,062)	$(122,579)	$(34,084)

For the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to June 30, 2017, in aggregate, net cash provided by operating activities was $60.0 million compared to $73.6 million provided by operating activities for the six months ended June 30, 2016. Net loss, after adjusting for noncash items and the financing costs incurred related to the Restructuring Transactions, improved as compared to the prior year period however that increase was offset by net unfavorable working capital variances.  Significant working capital variances as compared to the prior year period included:

•

a $20.9 million unfavorable accrued interest variance as compared to the prior year driven by the $23.6 million interest payment owed to holders of our 2021 Senior Notes due February 16, 2016 not being paid during the first quarter of 2016;

•	a $31.1 million unfavorable due from/to affiliates, net variance which is a function of the timing of cash settlement with Murray Energy and its affiliates;
•	a $19.5 million unfavorable inventory variance driven by coal inventory build from the beginning of the year; and
•	a $25.4 million favorable accounts receivable variance and a $20.1 million favorable accounts payable variance which is a function of the timing of cash receipts and vendor payments.

The increase in net cash used in investing activities was primarily due to a $28.3 million increase in capital expenditures during the current year period as maintenance capital expenditures were strictly controlled during the prior year to preserve liquidity. During 2017, capital expenditures returned to more normalized levels. Cash from investing activities during the current year period was also benefited by $3.5 million in cash proceeds from the early settlement of certain coal derivative contracts and $1.9 million from the sale of property and equipment.

For the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to June 30, 2017, in aggregate, net cash used in financing activities was $121.7 million compared to $34.1 million used in financing activities for the six months ended June 30, 2017. The increased usage of cash for financing fees was due to the Restructuring Transactions for which we incurred $57.6 million in costs to extinguish the prior debt and $27.3 million of costs to issue the new debt. The $94.2 million net pay down in overall indebtedness during current year periods was partially funded by the Murray Investment which was used to redeem, pursuant to an equity claw redemption provision, $54.5 million of Prior Second Lien Notes plus the applicable redemption premium and accrued and unpaid interest.

Long-Term Debt and Sale-Leaseback Financing Arrangements

Summary of Refinancing Transactions and Additional Murray Energy Investment

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

On March 28, 2017 (the “Closing Date”), FELP, together with its wholly-owned subsidiaries FELLC (the “Borrower”) and Foresight Energy Finance Corporation (the “Co-Issuer” and together with FELLC, the “Issuers” and certain of the Issuers’ subsidiaries, completed a series of transactions to refinance certain previously outstanding indebtedness (the “Refinancing Transactions”). The new debt issued was as follows:

•	The Issuers issued $425 million aggregate principal amount of Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) and
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

The Partnership retired the following indebtedness in the Refinancing Transactions:

•	the remaining Prior Second Lien Notes at a redemption price equal to the principal amount thereof plus the applicable premium as of, and accrued and unpaid interest;
•	the Second Lien Senior Secured Exchangeable PIK Notes due 2017 (the “Exchangeable PIK Notes”) at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest; and
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

The New Credit Facilities require that we comply on a quarterly basis with a maximum net first lien secured leverage ratio of 3.75:1.00, stepping down by 0.25x in each of the first quarters of 2019 and 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The New Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control.

As of June 30, 2017, $822.9 million in principal was outstanding under the New Term Loan and there were no borrowings outstanding under the revolving credit facility.

Description of the 2023 Second Lien Notes

On the Closing Date, the Issuers issued $425 million aggregate principal amount of 2023 Second Lien Notes pursuant to an indenture (the “Indenture”),  by and among the Issuers, the guarantors party thereto and the trustee. The 2023 Second Lien Notes have a maturity date of April 1, 2023 and bear interest at a rate of 11.50% per annum, payable in cash semi-annually on April 1 and October 1 (commencing on October 1, 2017). The 2023 Second Lien Notes were issued at an initial discount of $3.2 million, which is being amortized using the effective interest method over the term of the notes. The obligations under the 2023 Second Lien Notes are unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis by each of the Issuers’ wholly-owned domestic subsidiaries that guarantee the New Credit Facilities (which do not include Hillsboro Energy LLC). The Indenture contains certain usual and customary negative covenants and events of default, including related to a change in control.

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

In August 2016, we entered into an amended and restated receivables financing agreement pursuant to which the Securitization Program was amended to permanently reduce commitments to $50.0 million. As of June 30, 2017, we had borrowings outstanding of $21.1 million under the Securitization Program.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. In August 2016, we executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations which, among other things, increased the interest rate by one percent per annum. As of June 30, 2017, $30.9 million was outstanding under these capital lease obligations.

In March 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. Principal and interest payments are due monthly over the terms of the leases. In August 2016, we executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations which, among other things, increased the interest rate by one percent per annum. As of June 30, 2017, $1.3 million was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in semiannual payments through maturity. In August 2016, we entered into an amendment to the 5.555% longwall financing credit agreement under which the maturity accelerated by one year by increasing the last four semi-annual amortization payments. The maturity date of the 5.555% longwall financing arrangement is September 2019. In addition, on the Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the New Credit Facilities. The outstanding balance as of June 30, 2017 was $36.1 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in semiannual payments through maturity. In August 2016, we entered into an amendment to the 5.78% longwall financing credit agreement under which the maturity date was accelerated by one year by increasing the last three semi-annual amortization payments. The maturity date of the 5.78% longwall financing arrangement is June 2019. In addition, on the Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the New Credit Facilities. The outstanding balance as of June 30, 2017 was $33.6 million.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement has been adjusted to fair value as part of pushdown accounting which resulted in an adjusted carrying value of $133.2 million as of June 30, 2017 and an effective interest rate of 14.1%.

In 2012, Sugar Camp sold certain rail facility assets to HOD and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting which resulted in an adjusted carrying value of $67.8 million as of June 30, 2017 and an effective interest rate of 8.2%.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At June 30, 2017, we had $11.5 million of letters of credit outstanding.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $84.5 million as of June 30, 2017 to secure reclamation and other performance commitments, which are secured by $4.5 million of our outstanding letters of credit.

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

As of June 30, 2017, we have 0.1 million tons economically hedged with forward coal derivative contracts tied to the API 2 coal price index to partially mitigate coal price risk through 2017. A 10% change in the API 2 index would result in a $0.9 million change in the fair value of these derivative contracts.

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2017, of our $1.4 billion in long-term debt and capital lease obligations outstanding, $844.0 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. A one percentage point increase in the interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $8.4 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2017.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Robert D. Moore
Robert D. Moore
President, Chairman of the Board and Chief Executive Officer

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended June 30, 2017 filed in XBRL. The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed".

*	Filed herewith.

**	Furnished.