Form 10-K
period 2017-12-31
Foresight Energy LP
filed 2018-03-07
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of units held by non-affiliates as of June 30, 2017 was $137,308,442.

As of February 28, 2018, the registrant had 79,623,907 common units and 64,954,691 subordinated units outstanding.

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

Our operations are strategically located near multiple rail and river transportation access points giving us cost-competitive transportation options. We have developed infrastructure that provides each of our four mining complexes with multiple transportation outlets including direct and indirect access to five Class I railroads. Our access to competing rail carriers as well as access to truck and barge transport provides us with operating flexibility and minimizes transportation costs. We own a 25 million ton per year barge-loading river terminal on the Ohio River and also have contractual agreements for up to 6.8 million tons per year of export terminal capacity in the Gulf of Mexico. We have long-term, fixed price transportation contracts from our mines to these terminals. These logistical arrangements provide transportation cost certainty and the flexibility to direct shipments to markets that provide the highest margin for our coal sales.

We market and sell our coal primarily to electric utility and industrial companies in the eastern half of the United States and the international market. We sell the majority of our domestic tonnages to electric utilities with installed pollution control devices. These devices, also known as scrubbers, are designed to eliminate substantially all emissions of sulfur dioxide.

Foresight Energy LP, a Delaware limited partnership formed on January 26, 2012, completed its initial public offering on June 23, 2014 and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “FELP.” We are managed and operated by the board of directors and executive officers of our general partner, Foresight Energy GP LLC (“FEGP”), which is owned by Murray Energy Corporation (“Murray Energy”) and Foresight Reserves LP (“Foresight Reserves”).

Below is a diagram of our organizational and ownership structure as of February 28, 2018:

Murray Energy Corporation
The Cline Group
Foresight Reserves LP
80% Voting Interest
77.5% IDRs
20% Voting Interest
22.5% IDRs
Foresight Energy GP LLC
Christopher Cline
The Cline Trust Company
Public unitholders (2)
51.7% - LP units (100% of the outstanding subordinated units and 12.3% of the outstanding common units)
Non-Economic General Partner Interest
14.2% - LP units (common)
14.2% - LP units (common)
19.9% - LP units (common)
Foresight Energy LP ("FELP")
100%
Foresight Energy LLC
100%
Subsidiaries (1)

(1)	See Exhibit 21.1 for a list of subsidiaries.

(2)	Includes common units held by executive officers and directors.

Debt Refinancing

On March 28, 2017, we completed a series of transactions to refinance certain previously outstanding indebtedness. See “Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt and Capital Lease Obligations” and “Item 8. Financial Statements and Supplementary Data – Note 15. Related-Party Transactions” for additional discussion of the refinancing transactions.

Mining Operations

Each of our four mining complexes operates in the Illinois Basin; with two located in Southern Illinois and two located in Central Illinois. Hillsboro (when in operation), Williamson, and Sugar Camp are longwall operations, and Macoupin is currently a continuous miner operation. The geology, mine plan, equipment and infrastructure at each of our Williamson, Sugar Camp and Hillsboro mines are relatively similar. Each of our mining complexes has its own preparation plant and support facilities. The following map shows the location of our mining complexes and transportation network:

(1)“CN”: Canadian National line; “EVWR”: the Evansville Western line; “NS”: the Norfolk Southern line; “UP”: Union Pacific line; “BNSF”: BNSF Railway line; and “CSX”: CSX Corporation line.

The table below summarizes our operations, available mining methods, transportation access, reserves and production:

			Proven and	Production (3)
	Available Mining	Transportation	Probable	Year Ended December 31,
Complex	Methods (1)	Access (2)	Reserves	2017	2016	2015
			(In Millions of Tons)
Williamson	LW, CM	Rail (CN), Barge (OHR, MSR), Truck	370.6	6.4	5.4	5.6
Sugar Camp	LW, CM	Rail (CN, NS, CSX, BNSF), Barge (OHR, MSR), Truck	1,324.6	12.8	11.4	10.6
Hillsboro	LW, CM	Rail (UP, NS, CN), Barge (OHR, MSR), Truck	322.1	-	-	1.9
Macoupin	CM, LW	Rail (UP, NS, CN), Barge (OHR, MSR), Truck	76.6	2.0	2.2	2.0
			2,093.9	21.2	19.0	20.1

(1)	LW: Longwall; CM: Continuous miner. Williamson, Sugar Camp and Hillsboro use CM for development sections only. Macoupin does not currently mine with a longwall.
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

Below is an illustrative diagram of the longwall mining process:

We have been able to sustain our high productivity and low operating costs since we started our first longwall in 2008 and the high productivity at the newer mines we have developed demonstrates the repeatability of our mine design. The high productivity translates into low costs and, in 2017, our operations had an average cash cost of $22.85 per ton sold. Our mines that operated during 2017 were among the most productive underground coal mines in the United States on a clean tons produced per man hour basis based on MSHA data, as illustrated below.

Source: MSHA data. Note: The chart above displays the top 25 most productive underground mines out of 164 mines with over 100,000 tons produced during 2017 on a clean tons produced per man hour basis. Darker shading denotes mines owned by Foresight Energy LP. Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event.

Williamson Mining Complex

Our Williamson mine is wholly-owned by our subsidiary Williamson Energy, LLC (“Williamson”) and is located in southern Illinois near the town of Marion. Williamson is the first mine we developed, with longwall mining production commencing in 2008. The mine operates in the Herrin No. 6 Seam, using one longwall system and two continuous miner units to develop the mains and gate roads for its longwall panels. Coal is washed at Williamson’s 2,000 tons-per-hour (“tph”) preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Williamson’s coal is shipped via the CN and EVWR railroads to the Ohio and Mississippi Rivers to serve the domestic thermal market or to a terminal near New Orleans to serve the international thermal market. Williamson has access to several barge facilities on the Ohio and Mississippi Rivers and two vessel loading facilities near New Orleans. Williamson was the most productive underground coal mine in the United States in 2017 on a clean tons produced per man hour basis based on MSHA data.

Sugar Camp Mining Complex

Our Sugar Camp mine is wholly-owned by our subsidiary Sugar Camp Energy, LLC (“Sugar Camp”), and is located in southern Illinois approximately 12 miles north of Williamson. Sugar Camp’s first longwall system began production in the first quarter of 2012 and its second longwall system began production in the second quarter of 2014. Sugar Camp’s original infrastructure, including its bottom development, slope belt, material handling system and rail loadout, supports both longwalls. Sugar Camp operates in the Herrin No. 6 Seam and uses a similar mine design and equipment as Williamson. With additional equipment, infrastructure and mine development, Sugar Camp has the capacity to add two incremental longwall systems. Coal is washed at Sugar Camp’s two 2,000 tph preparation plants, stockpiled and then shipped by rail or truck to our customers or a terminal. Sugar Camp has direct access to the EVWR and CN railroads, which can deliver its coal to the Ohio and Mississippi Rivers, respectively, to serve the domestic thermal market or to two vessel loading facilities near New Orleans to serve the international thermal market. Sugar Camp also has indirect access to the NS, BNSF and CSX railroads. Sugar Camp was the fourth most productive underground coal mine in the United States in 2017 on a clean tons produced per man hour basis based on MSHA data.

Hillsboro Mining Complex

Our Hillsboro mine is wholly-owned by our subsidiary Hillsboro Energy LLC (“Hillsboro”), and is located in central Illinois near the town of Hillsboro. Hillsboro’s longwall mining system began production in the third quarter of 2012. The mine, when in operations, operates in the Herrin No. 6 Seam and uses similar mine design and similar equipment as Williamson and Sugar Camp. Coal is washed at Hillsboro’s 2,000 tph preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Hillsboro has direct access to the UP and NS railroads and indirect access to the CN railroad, which allows for the delivery of its coal directly to customers or to the Ohio and Mississippi Rivers in order to serve the domestic thermal market or the international thermal market through two terminals near New Orleans.

Our Hillsboro mine experienced an underground combustion event beginning in March 2015. We are uncertain as to when production will resume at this operation but we are working closely with MSHA and the Illinois Office of Mines and Minerals Mine Safety and Training Division to ensure the safety of our employees throughout the process and to explore alternatives to safely resolve this issue.  In December 2017, we submitted a re-entry plan to MSHA which contains a plan for the permanent sealing of the current longwall district of the Hillsboro mine immediately upon MSHA’s approval.  In connection with the proposed re-entry plan, certain longwall equipment and other related assets will be permanently sealed within or will not be recovered, resulting in a $42.7 million impairment loss during 2017.

Macoupin Mining Complex

Our Macoupin mine is wholly-owned by our subsidiary Macoupin Energy LLC (“Macoupin”), and is located in central Illinois near the town of Carlinville. We acquired the Macoupin mine in 2009 and sealed the majority of the previously mined area and implemented a new mine plan and design. In addition, the surface facilities were upgraded, including the rehabilitation of the preparation plant. Coal production began in 2009 with a single continuous miner super-section utilizing battery powered coal haulers. An additional continuous miner unit was added in 2011 using a flexible conveyor train system rather than coal haulers. Coal is washed at Macoupin’s 850 tph preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Macoupin has direct access to both the UP and NS railroads and indirect access to the CN railroad, which allows for the delivery of its coal directly to customers or to terminals at the Ohio and Mississippi Rivers to serve the domestic thermal market or the international thermal market through two terminals near New Orleans. Macoupin was the fourteenth most productive underground coal mine in the United States in 2017 on a clean tons produced per man hour basis based on MSHA data.

Transportation

Our coal is transported to our domestic and export customers by rail, barge, truck, and vessel. Depending on the proximity of our customers to the mines and the transportation available to deliver coal to that customer, transportation costs can be a substantial part of the total delivered cost of coal. Because our reserves and mines are favorably located near multiple rail and river transportation options, we believe we can negotiate advantageous transportation rates, allowing us to keep our transportation costs relatively low while providing broad market access for our coal.

We have direct and indirect rail access to domestic customers via five Class I railroads, river access to domestic customers via various Ohio and Mississippi River terminals, and river and rail access to coal export terminals for shipping to international customers. We have agreements with rail carriers that vary in initial length from one to twenty years. We also have favorable access to the international market through the CN railroad and export terminals through long-term contractual arrangements. The international market provides us with an alternative to the domestic market and has historically been an important economic outlet for our coal. While transportation costs are higher for exports to the international market, we do, in certain market conditions, receive higher coal sale prices on export sales, which offset the higher transportation costs. Rates and practices of the transportation companies serving a particular mine or customer may affect our marketing efforts with respect to coal produced from the relevant mine.

For the year ended December 31, 2017, approximately 20% of our coal sales volume was shipped to our domestic customers by barge, 53% to our domestic customers by rail or truck and 27% was shipped to our international customers.

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

Coal Marketing and Sales

During the years ended December 31, 2017, 2016 and 2015, we generated total revenues of $954.5 million, $875.8 million and $984.9 million, respectively. Our primary domestic customers are electric utility and industrial companies in the eastern half of the United States. Our three largest customers in 2017 were Javelin Global Commodities (an affiliate of Murray Energy), Southern Company, and Santee Cooper, representing approximately 27%, 24% and 10% of our total coal sales revenues, respectively. If these three customers or any of our largest customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to our largest customers on terms as favorable to us as the terms under our current contracts, our results of operations may be materially adversely affected.

The international thermal coal market has also been a substantial part of our business with direct and indirect sales to end users in Europe, South America, Africa and Asia. During the years ended December 31, 2017, 2016, and 2015, export tons represented approximately 27%, 17% and 24% of tons sold, respectively. The charts below illustrate our sales mix, by destination, for the years ended December 31, 2017, 2016, and 2015.

Our management actively monitors trends in contract pricing and seeks to enter into coal sales contracts at favorable prices. Many of our contracts allow us to substitute coal from our other mining complexes. For 2018, as of February 28, 2018, we have 18.6 million tons of our projected production contractually committed.

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

Competition

The United States coal industry is highly competitive, both regionally and nationally. In the Illinois Basin, we compete primarily with coal producers such as Peabody Energy Corporation, Alliance Resource Partners, L.P., Murray Energy (an affiliate), and Sunrise Coal LLC. Outside of the Illinois Basin, we compete broadly for coal sales with other United States-based producers of thermal coal, and we compete internationally with numerous global coal producers.

A number of factors beyond our control affect the markets in which we sell our coal. Continued demand for our coal and the prices obtained by us depend primarily on: the coal consumption patterns of the electricity industry in the United States and elsewhere around the world; the availability, location, cost of transportation and price of competing coal; and other electricity generation and fuel supply sources such as natural gas, oil, nuclear, hydroelectric and renewable energy. Coal consumption patterns are affected primarily by the demand for electricity, the amount of coal supply in the market, environmental and other governmental regulations and technological developments. The most important factors on which we compete are price, coal quality characteristics, and reliability of supply.

Segments

We operate as a single reportable segment. See Part II. “Item 8. Financial Statements and Supplementary Data” for our consolidated revenues and total assets.

Employees and Labor Relations

As of December 31, 2017, we had 16 corporate employees and 793 employees working in mining and mining-related operations. None of our operations have employees represented by a union. In 2015, we entered into a management services agreement with a subsidiary of Murray Energy pursuant to which it provides certain management and administration services to us for a quarterly fee. Please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 15–Related-Party Transactions” for additional discussion.

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

At this time, it is not possible to predict the full effect that various new or proposed statutes, regulations and policies will have on our operating costs, but certain will increase our costs and those of our competitors. Some, but not all, of these additional costs may be passed on to customers.

Black Lung

Under the United States Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who have been diagnosed with pneumoconiosis and are current or former employees and must also pay into a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production sold domestically of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price, excluding transportation.

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

The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”)

SMCRA, which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. Mine operators must obtain SMCRA permits and permit renewals from the OSM or the applicable state agency. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. Illinois has achieved primary control of enforcement through federal authorization.  SMCRA also stipulates compliance with many other major environmental statutes, including: the Clean Air Act; the Endangered Species Act; the Clean Water Act of 1972 (“CWA”); the Resource Conservation and Recovery Act (“RCRA”) and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). SMCRA seeks to limit the adverse impacts of coal mining to the environment, and more restrictive requirements may be adopted from time to time.

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

The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The fee is $0.28 per ton on surface-mined coal and $0.12 per ton on deep-mined coal from October 1, 2012 to September 30, 2021.

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

As of December 31, 2017, we had outstanding surety bonds of $85.1 million primarily related to these matters. Changes in these laws or regulations could require us to obtain additional surety bonds or other forms of financial security.

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

Fine Particulate Matter. The Clean Air Act requires the Environmental Protection Agency (“EPA”) to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for criteria pollutants capable of adverse health effects. Areas that are not in compliance with these standards (referred to as “non-attainment areas”) must take steps to reduce emissions levels. The EPA has promulgated NAAQS for particulate matter with an aerodynamic diameter less than or equal to 10 microns, or PM10, (for which national averages are decreasing) and for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns, or PM2.5. Meeting current or potentially more stringent new PM2.5 standards may require reductions of nitrogen oxide and sulfur dioxide emissions. Future regulation and enforcement of the new PM2.5 standard will affect many power plants and coke plants, especially coal-fired power plants and all plants in non-attainment areas. Continuing non-compliance could prevent issuance of permits to plants within the non-attainment areas.

Ozone. Significant additional emissions control expenditures will be required at coal-fired power plants and coke plants to meet the current NAAQS for ozone. Nitrogen oxides, which are a by-product of coal combustion, can lead to the creation of ozone. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers and coke plants will continue to become more stringent in the years ahead. In October 2015, the EPA updated the NAAQS for ozone to 70 parts per billion (ppb), down from 75 ppb. EPA has initiated a review of the 2015 rule, which will include the natural sources of ozone and international transport of ozone precursors. Separately, a lawsuit challenging the final rule has been held in abeyance in the D.C. Circuit with EPA required to file status reports every 90-days. The EPA has the authority to further strengthen ozone standards to protect public health, and the Clean Air Act requires periodic review of the NAAQS. If the NAAQS for ozone becomes more stringent in the future, it could increase the costs of operating coal-fired power plants.

Cross-State Air Pollution Rule (“CSAPR”). The CSAPR, which was intended to replace the previously developed Clean Air Interstate Rule (“CAIR”), requires states to reduce power plant emissions that contribute to ozone or fine particle pollution in other states. Under the CSAPR, emissions reductions were to have started January 1, 2012, for SO2 and annual NOx reductions, and May 1, 2012, for ozone season NOx reductions. Several states and other parties filed suits in the United States Court of Appeals for the District of Columbia Circuit in 2011 challenging the CSAPR. On August 21, 2012, the D.C. Circuit vacated the CSAPR and ordered the EPA to continue administering CAIR, pending the promulgation of a replacement rule. On April 29, 2014, the United States Supreme Court found that the EPA was complying with statutory requirements when it issued CSAPR and reversed the D.C. Circuit’s vacation of CSAPR. On October 23, 2014, the D.C. Circuit granted the EPA’s request to lift the stay on CSAPR. In July 2015 and on remand from the Supreme Court of the United States, the D.C. Circuit upheld the provisions of CSAPR against broad challenges to the rule, but granted certain limited relief to states that brought “as applied” challenges to their respective emissions budgets set by EPA. In November 2015, the EPA issued a proposed CSAPR Rule Update in part to address the D.C. Circuit's ruling regarding emissions budgets. The Rule Update required implementation of CSAPR's emission budgets in the 2017 ozone season. In September 2016, the EPA finalized the CSAPR Rule Update for the 2008 ozone NAAQS. In May 2017, the rule reduced summertime NOx emissions from power plants in 22 states in the eastern U.S. Litigation against CAIR is ongoing. It is unclear what effect, if any, CAIR will have on our operations or results. Because U.S. utilities have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards regulations which require overlapping power plant emissions reductions, the practical impact of the reinstatement of CSAPR is expected to be limited. However, the cost of compliance with CAIR and now CSAPR could add to pressure to shut down units, which may further adversely affect the demand for our coal.

Mercury and Air Toxic Standards (“MATS”). On December 16, 2011, the EPA issued the MATS to reduce emissions of toxic air pollutants, including mercury, other metals and acid gases, from new and existing coal and oil fired power plants. Under the final rule, existing power plants will have up to four years to comply with the MATS by installing or upgrading pollution controls, fuel switching, or using existing emissions controls as necessary to meet the compliance deadline. On June 29, 2015, the Supreme Court of the United States ruled that the EPA acted unreasonably when it determined that cost was irrelevant to the threshold finding that regulating these emissions was appropriate and necessary. This ruling did not overturn the rules in their entirety or allow previously-installed pollution controls to be removed. The EPA has acted to address the Supreme Court ruling by issuing a proposed supplemental finding that a consideration of costs would not change its threshold finding that regulation of these pollutants is appropriate and necessary. MATS has remained in place and, in April 2016, EPA issued its final supplemental finding confirming its earlier appropriate and necessary finding supporting MATS. These requirements could continue to significantly increase our customers’ costs and to cause them to reduce their demand for coal, which may materially impact our results of operations. In August 2016, the EPA denied two petitions for reconsideration of startup and shutdown provisions in MATS, leaving in place the startup and shutdown provisions finalized in November 2014. The EPA also proposed changes to the electronic reporting requirements for MATS in an effort to streamline e-reporting requirements for power plants and make data about emissions more transparent and accessible to the public. EPA’s actions pertaining to startup and shutdown provisions and e-reporting requirements will have limited impact on coal-fired power plants relative to the overall impact of MATS. On April 18, 2017, EPA filed a motion to continue oral argument "give the appropriate officials adequate time to fully review the Supplemental Finding." The motion was granted on April 27, 2017 directing EPA to file status reports every 90 days.

Greenhouse Gases (“GHG”). Increasing concern about GHG, including carbon dioxide, emitted from burning coal at electricity generation plants has led to efforts at all levels of government to reduce their emissions, which could require utilities to burn less or eliminate coal in the production of electricity. Congress has considered federal legislation to reduce GHG emissions which, among other things, could establish a cap and trade system for GHG, including carbon dioxide emitted by coal burning power plants, and requirements for electric utilities to increase their use of renewable energy such as solar and wind power. Also, the EPA has taken several recent actions under the Clean Air Act to regulate GHG emissions. These include the EPA’s finding of “endangerment” to public health and welfare from GHG, its issuance in 2009 of the Final Mandatory Reporting of Greenhouse Gases Rule, which requires large sources, including coal-fired power plants, to monitor and report GHG emissions to the EPA annually starting in 2011, and issuance of its Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule, which requires large industrial facilities, including coal-fired power plants, to obtain permits to emit, and to use best available control technology to curb GHG emissions. In response to recent Supreme Court and D.C. Circuit decisions, in August 2016 the EPA issued a proposed rule to revise existing PSD and Title V regulations to ensure that a source is not required to obtain a permit under the regulations solely because of GHG emissions. On September 20, 2013, the EPA proposed new source performance standards (“NSPS”), and in January 2014 issued final rules establishing NSPS, for GHG for new coal and oil-fired power plants, which likely will require partial carbon capture and sequestration to comply. On June 2, 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. The EPA issued its final rules, called the Clean Power Plan (“CPP”), in August 2015. Under the CPP, nationwide carbon dioxide emissions from existing plants would be reduced by 32% by 2030, while offering states and utilities flexibility in achieving these reductions. On February 9, 2016, the U.S. Supreme Court issued a temporary stay of the CPP regulations. On September 27, 2016, an en banc panel of the D.C. Circuit Court of Appeals held oral argument in the case challenging the CPP. The Supreme Court stay will remain in place until the D.C. Circuit Court of Appeals rules on the merits of legal challenges to those regulations, and, if following a ruling by the D.C. Circuit Court of Appeals, a writ of certiorari from the Supreme Court is sought and granted, the stay will remain in place until the Supreme Court issues its decision on the merits. On March 28, 2017, President Trump issued Executive Order 13783, which called for the review of CPP, and EPA announced its review of the CPP.   On October 16, 2017, EPA proposed a rule to repeal the CPP, with a comment period closing April 26, 2018. On April 28, 2017, the D.C. Circuit granted a motion by the EPA to hold the case in abeyance while the Agency reconsidered the rule.

Twenty-five states and other parties filed lawsuits challenging EPA’s final NSPS rules for carbon dioxide emissions from new, modified, and reconstructed power plants under the Clean Air Act. One of the primary issues in these lawsuits is EPA’s establishment of standards of performance based on technologies including carbon capture and sequestration (“CCS”). New coal plants cannot meet the new standards unless they implement CCS, which reportedly is not yet commercially available or technically feasible.  Should EPA’s regulations be upheld by the court, they could materially impact the ability of customers to build new, or modify or reconstruct existing, coal-fired power plants, and thus reduce the demand for coal.

In addition to the above developments, 195 nations (including the United States) signed the Paris Agreement, a long-term, international framework convention designed to address climate change over the next several decades. This agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise agreed to be bound by the agreement. The United States was among the countries that submitted its declaration of intended greenhouse gas reductions in early 2015, stating its intention to reduce U.S. greenhouse gas emissions by 26-28% by 2025 compared to 2005 levels. On June 1, 2017, President Trump announced the United States has withdrawn from the Paris Agreement.  Certain state and local officials have stated that they will, nevertheless, voluntarily participate in the Paris Agreement. Over the long term, international participation in the Paris Agreement framework could reduce overall demand for coal which could have a material adverse impact on us. These effects could be more adverse to the extent regions of United States ultimately participate in these reductions (whether via the Paris Agreement or otherwise).

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

Regional Haze. The EPA has initiated a regional haze program designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could adversely affect the future market for coal. In January 2017, EPA revised its regional haze rules for the second long-term strategy period and, in July 2017, EPA proposed guidance in connection with the rule.  On Jan. 17, 2018, EPA announced it will revisit aspects of the 2017 regional haze rule.

Resource Conservation and Recovery Act (“RCRA”)

The RCRA affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. Certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management.

Coal Ash Rule. Subtitle C of the RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under the RCRA. Following a large spill of coal ash waste at a coal burning power plant in Tennessee in 2008, the EPA, in 2010, proposed two alternative sets of regulations governing the management and storage of coal ash: one would regulate coal ash and related ash impoundments at coal-fired power plants under federal regulations governing hazardous solid waste under Subtitle C of the RCRA and the other would regulate coal ash as a non-hazardous solid waste under Subtitle D. In December 2014, the EPA announced that it would regulate coal combustion wastes as a nonhazardous substance under Subtitle D of the RCRA rather than as hazard waste pursuant to the provisions of Subtitle C. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (“Subtitle D”) of RCRA and the finalized regulations became effective on October 19, 2015. While classifying coal combustion waste as a hazardous waste under Subtitle C would have led to more stringent requirements, the new rule could still increase customers’ operating costs and may make coal less attractive for electric utilities. Under the new rule, entities storing coal combustion wastes are susceptible to litigation from citizen groups or other stakeholders. The Coal Ash Rule is currently being challenged in the D.C. Circuit by both environmental and industry groups. The ongoing efforts by environmental groups to expand energy companies’ liability under RCRA could have potential adverse legal and business outcomes for coal-fired power plants. On Dec. 20, 2017, EPA submitted a draft proposed “remand” rule to the Office of Management and Budget for interagency review.  On March 1, 2018, EPA proposed changes to the regulation of coal ash.  EPA's regulatory agenda indicates a final rule will be issued by June 2019.

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

Waters of the United States. In June 2015, the EPA published its final "Waters of the United States" rule, specifying the waterways that are subject to the jurisdiction of the EPA and the U.S. Army Corps of Engineers. The rule expands the scope of a navigable body of water to include tributaries that contain flowing water for some portion of a year. Although the rule is final, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the rule in October 2015. On January 22, 2018, the Supreme Court unanimously held that initial challenges to this rule belong in district courts rather than appeals courts. The EPA then, on January 31, 2018, delayed applicability of the 2015 rule.  The EPA and the U.S. Army Corps of Engineers have proposed, but not yet finalized, a repeal action, and they plan to propose a replacement rule in mid-2018. These agencies also recently revised the 2015 WOTUS Rule by postponing its application until February 6, 2020.

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

Steam Electric Power Generating Effluent Guidelines. In addition, environmental groups filed a notice of intent to sue the EPA for failing to update effluent limitation guidelines (“ELG”) under the Clean Water Act for coal-fired power plants to limit discharges of toxic metals from handling of coal combustion waste. In April 2013, the EPA released its proposed revised ELG to address toxic pollutants discharged from power plants, including discharges from coal ash ponds. On November 3, 2015, the EPA issued final revised ELG for the Steam Electric Power Generating category, effective January 4, 2016. These regulations, for the first time, set federal limits on certain metals in wastewater discharges from power plants. Individually and collectively, these regulations could make coal burning more expensive or less attractive for electric utilities and, in turn, impact the market for our products. Several industry groups have filed lawsuits challenging the rule in the U.S. Court of Appeals for the Fifth Circuit. The EPA issued an immediate administrative stay, followed by a longer-term postponement of the rule's standards until 2020. This lawsuit is being held in abeyance pending reconsideration by the EPA. If the revised Steam Electric Power Generating Effluent Guidelines and the Coal Ash Rule survive legal challenges, they could increase coal plant retirements and costs to the power industry, adversely affecting the future market for coal.

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

Required permits include mining and reclamation permits under the SMCRA (see “U.S. Environmental - The Surface Mining Control and Reclamation Act”), issued by the IDNR, and wastewater discharge, or NPDES, permits under the CWA, issued by the Illinois Environmental Protection Agency (“IEPA”).  In addition to the required permits, for surface operations, the mining companies also need to obtain air quality permits from IEPA, fill and dredge permits from the United States Army Corps of Engineers and flood plain permits from the IDNR. For refuse disposal operations, the mining companies may need to obtain impounding permits or underground slurry disposal permits from the IDNR. In addition, MSHA approval for ventilation, roof control and numerous specific surface and underground operations must be obtained and maintained. The authorization and permitting requirements imposed by these and other governmental agencies are costly and may delay development or continuation of mining operations. In December 2014 the Council on Environmental Quality ("CEQ") released updated draft guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their National Environmental Policy Act (“NEPA”) evaluations.  On March 28, 2017, President Trump issued Executive Order 13783 which, among other things, directed CEQ to rescind its final guidance. While the guidance has been officially withdrawn CEQ has advised agencies that they can still utilize the guidance while it considers how to proceed on future guidance. This type of analyses may increase the likelihood of future challenges to the NEPA documents prepared for actions requiring federal approval. The application review process may take years to complete, and agencies may ask for submission of additional studies, evaluations or other information.  Regulatory authorities have considerable discretion in the timing of permit issuance.  Additionally, many environmental laws and regulations provide the public with the opportunity to comment on draft permits, and otherwise engage in the permitting process.   Permit applications are increasingly being challenged by environmental and other advocacy groups.  Accordingly, we may experience difficulty or delays in obtaining mining permits or other necessary approvals, or even face denials of permits altogether.

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

Risks Related to Our Business

We may not have sufficient cash from operations to enable us to pay distributions.

Even though we are currently restricted under our debt documents from paying certain distributions, the amount of cash we will be able to distribute on our common and subordinated units in the future primarily depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•

the amount of coal we are able to produce and ship from our properties, which could be adversely affected by, among other things, operating difficulties, unfavorable geologic conditions, and the capabilities of third party transportation and transloading service providers;

•	the market price of coal, which is affected by the supply of and demand for domestic and foreign coal;
•	the level of our operating costs, including expenses to Murray Energy Corporation pursuant to the Management Services Agreement;
•	the demand for electricity;
•	the pricing terms contained in our long-term contracts;
•	the price and availability of other fuels, including natural gas and other energy sources;
•	cancellation or renegotiation of contracts;
•	prevailing economic and market conditions;
•	the impact of delays in the receipt of, failure to maintain, or revocation of, necessary governmental permits;
•	the impact of existing and future environmental and climate change regulations, including those impacting coal-fired power plants;
•	the loss of, or significant reduction in, purchases by our largest customers;
•	the cost of compliance with new environmental laws;
•	the effects of new or expanded health and safety regulations;
•	air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;
•

domestic and foreign governmental regulation, including changes in governmental regulation of the mining industry or the electric utility industry and changes to free trade agreements, including the imposition of additional customs duties or tariffs;

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

At December 31, 2017, our indebtedness (excluding our sale-leaseback arrangements) was approximately $1.3 billion. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations and continue payment of distributions to our unitholders:

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

Our operating results largely depend on the margins that we earn on our coal sales. A significant amount of our coal sales contracts are forward sales contracts under which customers agree to pay a specified price under their contracts for coal to be delivered in future years. The profitability of these contracts depends on our ability to adequately control the costs of the coal production underlying the contracts. Our margins reflect the price we receive for our coal less our cost of producing and transporting our coal and are impacted by many factors, including:

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

•	the pricing terms contained in our long-term contracts;
•	cancellation or renegotiation of contracts;
•	legislative, regulatory and judicial developments, including those related to the release of GHGs;
•	the value of the U.S. dollar;

•	air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;
•	delays in the receipt of, failure to receive, or revocation of necessary government permits;
•	inclement or hazardous weather conditions and natural disasters;
•	availability and cost or interruption of fuel, equipment and other supplies;
•	transportation costs;
•	availability of transportation infrastructure, including flooding and railroad derailments;
•	technological developments, including those related to alternative energy sources;
•	availability of skilled employees; and
•	work stoppages or other labor difficulties.

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

A decrease in the use of coal by electric utilities or in the demand for electricity could affect our ability to sell the coal we produce.

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

Domestically, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources to generate a certain percentage of their power. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. Certain customers have foregone or delayed capital investments necessary to keep their existing coal plants operating in an efficient and competitive manner, which may lead to the reduced utilization or earlier closure of these plants. A decrease in coal consumption by the electricity generation industry could adversely affect the price of coal, which could negatively affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

For the year ended December 31, 2017, we derived approximately 61% of our total coal sales revenues from our three largest customers, including 27% of our coal sales revenues from our largest customer. Negotiations to extend existing agreements or enter into long-term agreements with these and other customers may not be successful, and such customers may not continue to purchase coal from us. If these three customers or any of our top customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to our top customers on terms as favorable to us as the terms under our current contracts, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders may be materially adversely affected.

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

If economic conditions or factors that negatively affect the economic health of the U.S., Europe, Africa, South America, Central America, or Asia worsen, our revenues could be reduced and thus adversely affect our results of operations. Markets have historically experienced disruptions relating to volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions, high unemployment rates and volatility in interest rates. Such conditions may adversely affect the ability of our customers and suppliers to obtain financing to perform their obligations to us. Also, if the economic impact of a downturn impacts foreign markets disproportionately, global currencies may weaken against the U.S. dollar. A weaker U.S. dollar would unfavorably impact our ability to export our coal by making it more expensive for foreign buyers. We believe that deterioration or a prolonged period of economic weakness will have an adverse impact on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume the payment of distributions to our unitholders.

Ongoing efforts to restore Hillsboro Energy’s Deer Run Mine to production may ultimately not succeed.

Since March 26, 2015, underground mining at Hillsboro Energy’s Deer Run Mine has been prevented by spontaneous combustion occurring within the mine. Hillsboro cannot restore the mine to production until such time as it can establish that the spontaneous combustion is extinguished, determine that future spontaneous combustion events are not likely, and would no longer expose the workforce to a health and safety risk upon resumption of underground mining. On March 1, 2016, we asked MSHA for permission to take the next step of temporarily sealing the entire mine to reduce or eliminate oxygen flow paths into the mine and, since that time, have been undertaking steps to re-enter the mine upon satisfaction of certain conditions. In December 2017, we submitted a re-entry plan to MSHA which contains a plan for the permanent sealing of the current longwall district of the Hillsboro mine immediately upon MSHA’s approval.  In connection with the proposed re-entry plan, certain longwall equipment and other related assets will be permanently sealed within or will not be recovered, resulting in a $42.7 million impairment loss during 2017. We are uncertain as to when production will resume at this operation but we will continue to work closely with MSHA and the Illinois Office of Mines and Minerals Mine Safety and Training Division to ensure the safety of our employees throughout the process and to explore alternatives to safely resolving this issue.

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

On August 3, 2015, President Obama and the EPA announced the final Clean Power Plan (“CPP”), which includes final emission guidelines for states to follow in developing plans to reduce GHG emissions from existing fossil fuel-fired electric generating units (“EGU”s) as well as limits on GHG emission rates for new, modified and reconstructed EGUs. Under the CPP, nationwide carbon dioxide emissions would be reduced by 32% by 2030, while offering states and utilities flexibility in achieving these reductions. On February 9, 2016, the U.S. Supreme Court issued a temporary stay of the CPP regulations. The stay will be in place until the D.C. Circuit Court of Appeals rules on the merits of legal challenges to those regulations, and, if following a ruling by the D.C. Circuit Court of Appeals, a writ of certiorari from the Supreme Court is sought and granted, the stay will remain in place until the Supreme Court issues its decision on the merits. An en banc panel of the D.C. Circuit Court of Appeals held oral argument in the case challenging the CPP on September 27, 2016. Lawsuits have also been filed in the D.C. Circuit challenging EPA’s final NSPS rule for CO2 from new, modified, and reconstructed power plants under the CAA Section 111(b), which challenges EPA’s establishment of standards of performance based on technologies including CCS.  The finalization of the NSPS for new air pollutant sources under Section 111(b) is a prerequisite for the use of authority under Section 111(d) to regulate existing sources, which is the authoritative basis for the Clean Power Plan.  On March 28, 2017, President Trump issued Executive Order 13783, which called for the review of CPP, and EPA announced its review of the CPP.   On October 16, 2017, EPA proposed a rule to repeal the CPP, with a comment period closing April 26, 2018. Even without the legal challenges, demand for coal will likely be further decreased as a result of the CPP, potentially significantly, and could adversely impact our business.

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

Federal and state health and safety authorities inspect our operations, and there may be a continued increase in the frequency and scope of these inspections. In recent years, federal authorities have also conducted special inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases such as methane. In addition, the federal government has announced that it is considering changes to mine safety rules and regulations, which could potentially result in or require additional safety training and planning, enhanced safety equipment, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements.

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

We must compensate employees for work-related injuries. If adequate provisions for workers’ compensation liabilities are not made, our future operating results could be harmed. Also, federal law requires we contribute to a trust fund for the payment of benefits and medical expenses to certain claimants. Currently, the trust fund is funded by an excise tax on coal production of $1.10 per ton for underground coal sold domestically, not to exceed 4.4% of the gross sales price, excluding transportation. If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely affected. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business. In addition, the erosion through tort liability of the protections we are currently provided by workers’ compensation laws could increase our liability for work-related injuries and have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

On June 29, 2015, the EPA and the U.S. Army Corps of Engineers published their final rule expanding the definition of “Waters of the United States” (“WOTUS Rule”) that expands the jurisdiction of the EPA and the United States Army Corps of Engineers to regulate waters not previously regulated. The WOTUS Rule became effective on August 28, 2015 and, if fully implemented, will likely add an additional layer of permitting to activities involving previously non-jurisdictional waters and likely cause states that have jurisdiction over their own waters to enhance their already robust regulatory programs, adding delays to the permitting process and extending review times even further for regulatory agencies. On October 9, 2015, the United States Court of Appeals for the Sixth Circuit issued a temporary nationwide stay of the effectiveness of the WOTUS Rule while litigation regarding its legality progresses. The temporary stay could be lifted at any time. The WOTUS Rule has been challenged in several jurisdictions, both at the district and appellate court levels. In addition to issuing a nationwide stay, the Sixth Circuit ruled that district courts do not have jurisdiction to consider the matter. Industry groups opposed this decision and asked the Supreme Court to overturn the Sixth Circuit and send the cases back to the district courts. On January 13, 2017, the Supreme Court agreed to review the Sixth Circuit’s finding that it has jurisdiction to hear challenges to the rule. This rule, if it becomes final, could impact our ability to timely obtain necessary permits. Such changes could have a material adverse effect on our financial condition and results of operations as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders. On January 22, 2018, the Supreme Court unanimously held that initial challenges to this rule belong in district courts rather than appeals courts. The EPA then, on January 31, 2018, delayed applicability of the 2015 rule.

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

We are obligated under our partnership agreement to reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf and have entered into a management services agreement with Murray Energy to provide operational services to us. Our partnership agreement does not limit the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner determines the expenses that are allocable to us. Under the management services agreement, we are obligated to pay Murray Energy $5.0 million per quarter for services provided to us, but we may agree to revise the management services agreement to provide for a different reimbursement amount. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces the amount of cash available for distributions to our unitholders.

Murray Energy and Foresight Reserves own our general partner which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Murray Energy and Foresight Reserves, have conflicts of interest with us and limited duties, and they may favor their own interests to our detriment and that of our unitholders.

Murray Energy and Foresight Reserves own and control our general partner and appoint all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Foresight Reserves and Murray Energy. Therefore, conflicts of interest may arise between Foresight Reserves, Murray Energy or their respective affiliates, including our general partner, on the one hand, and us and any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders.

These conflicts include the following situations, among others:

•      our general partner is allowed to take into account the interests of parties other than us, such as Foresight Reserves and Murray Energy, in exercising certain rights under our partnership agreement;

•      neither our partnership agreement nor any other agreement requires Murray Energy or Foresight Reserves to pursue a business strategy that favors us;

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

We share key personnel with Murray Energy, including our chief executive officer, our chief accounting officer, and all of our sales and purchasing personnel, so there may be a conflict of interest in the duties of such personnel as they relate to Murray Energy and us. Such personnel have fiduciary duties to Murray Energy which may cause them to pursue business strategies that disproportionately benefit Murray Energy or which otherwise are not in the best interest of our unitholders. As a result, there may be instances where a conflict of interest arises between Murray Energy and us that could have an adverse effect on our business.

In addition, Murray Energy is one of our principal competitors and Murray Energy, Foresight Reserves, and their affiliates currently hold substantial interests in other companies in the energy and natural resource sectors. We may compete directly with Murray Energy or entities in which Murray Energy, Foresight Reserves, or their affiliates have an interest for customers or acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us.

Our ability to collect payments from Murray Energy could be impaired if Murray Energy’s creditworthiness deteriorates further or if production at the Murray Energy mine ceases.

We have two long-term financing arrangements with affiliates of Murray Energy for which we have $67.2 million in aggregate financing receivables recorded on our consolidated balance sheet as of December 31, 2017. Our ability to receive payments under these arrangements depends on the continued creditworthiness of the Murray Energy affiliates under which these financing arrangements are with as well as the continued operation of the Murray Energy mine under which these financing arrangements are based. If the operation of this Murray Energy mine was to cease or if Murray Energy’s creditworthiness was to deteriorate further, then we would bear the risk for their payment default. The failure to collect payment under these financing arrangements may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and resume payment of distributions to our unitholders.

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

Federal, state and local governments may pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may decrease demand for our coal products. The Clean Power Plan is one of a number of recent developments aimed at limiting GHG emissions which could limit the market for some of our products by encouraging electric generation from sources that do not generate the same amount of GHG emissions. Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., states, or other countries, could also result in electricity generators further switching from coal to other fuel sources or additional coal-fueled power plant closures. For example, the Paris Agreement resulting from the 2015 United Nations Framework Convention on Climate Change contains commitments by numerous countries to reduce their GHG emissions. The Paris Agreement entered into force in November 2016. Currently, 132 of the 197 Parties to the Convention have ratified the Paris Agreement, and additional Parties may ratify, increasing the firm commitments by various nations with respect to future GHG emissions. These commitments could further disfavor coal-fired generation, particularly in the medium- to long-term. On June 1, 2017, President Trump announced the United States has withdrawn from the Paris Agreement.  Certain state and local officials have stated that they will, nevertheless, voluntarily participate in the Paris Agreement.

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

In addition, regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. Currently, the security we provide consists of surety bonds. The premium rates and terms of the surety bonds are subject to annual renewals. Our failure to maintain, or inability to acquire, surety bonds or other forms of financial assurance that are required by applicable law, contract or permit could adversely affect our ability to operate. That failure could result from a variety of factors including the lack of availability, higher expense or unfavorable market terms of new surety bonds or other forms of financial assurance. There can be no guarantee that we will be able to maintain or add to our current level of financial assurance. Additionally, any capital resources that we do utilize for this purpose will reduce our resources available for our operations and commitments as well as our ability to resume payment of distributions to our unitholders. As of December 31, 2017, we have outstanding surety bonds with third parties of $85.1 million, which are partially secured by $4.5 million of our outstanding letters of credit.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner has the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934. As of February 28, 2018, Murray Energy owns 100.0% of our subordinated units and 12% of our common units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), Murray Energy would own an aggregate of 52% of our common units.

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

As we intend to regularly distribute a portion of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

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

Our partnership agreement provides that our general partner is restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. However, Murray Energy and Foresight Reserves, as owners of our general partner, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

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

Murray Energy Corporation and The Cline Group each currently hold substantial interests in other companies in the coal mining business, including other coal reserves in Illinois. The Cline Group and Murray Energy Corporation each makes investments and purchases entities that acquire, own and operate coal mining businesses and transportation. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, Murray Energy Corporation, The Cline Group, and certain other affiliates of our general partner may compete with us for investment opportunities and affiliates of our general partner may own an interest in entities that compete with us.

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

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Murray Energy and Chris Cline collectively own, directly and indirectly, more than 50% of the total interests in our capital and profits. Therefore, a transfer by these parties of all or a portion of its interests in us, in conjunction with the trading of common units held by the public, could result in a termination of us as a partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

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

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal income tax returns and pay tax on its share of our taxable income. The Tax Cuts and Jobs Act of 2017 imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder's sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Coal Reserves

We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserve base is one of our strengths. We estimate that we controlled 2.1 billion tons, almost entirely through lease, of proven and probable recoverable reserves at December 31, 2017. Our coal reserve estimate is based on a study prepared by a third-party mining and geological consultant using data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

All of our recoverable coal reserves are assigned reserves as of December 31, 2017. All of our reserves are considered high sulfur coal, with average sulfur content ranging between 1.71% and 3.45% and high Btu coal, with Btu content ranging between 10,799 and 11,893 Btu per pound. The table below presents our estimated recoverable coal reserves at December 31, 2017.

		Average Seam		In-Place	Clean Recoverable Tons (2)			Theoretical Coal Quality
		Thickness	Area	Tons (1)	(in 000's)			(As Received Basis)
Property Control	Seam	(Feet)	(Acres)	(in 000's)	Proven	Probable	Total	Sulfur %	Btu/lb

Williamson Energy, LLC	6	5.81	27,549	295,079	118,926	54,537	173,463	2.20	11,893
Williamson Energy, LLC	5	4.24	39,070	308,553	111,743	85,437	197,180	1.71	11,799
Sugar Camp Energy, LLC	6	6.40	100,401	1,191,701	329,829	394,231	724,060	2.46	11,820
Sugar Camp Energy, LLC	5	4.75	104,312	925,724	238,407	362,134	600,541	2.44	11,712
Hillsboro Energy LLC	6	7.68	28,606	433,743	94,342	227,768	322,110	3.45	10,940
Macoupin Energy LLC	6	6.44	14,047	163,420	32,890	43,703	76,593	3.33	10,799
Total Foresight Energy LP				3,318,220	926,137	1,167,810	2,093,947

(1)	In-Place Tons are on a dry basis.
(2)	Clean Recoverable Tons are based on mining recovery, average theoretical preparation plant yield, 94% preparation plant efficiency and product moisture.

Each of the mining companies leases the reserves they mine pursuant to a series of leases with related entities and other independent third parties in the normal course of business. The mineral reserve leases can generally be renewed as long as the mineral reserves are being developed and mined until all economically recoverable reserves are depleted or until mining operations cease. The leases require a production royalty at the greater amount of a base amount per ton or a percent of the gross selling price of the coal. Generally, the leases contain provisions that require the payment of minimum royalties regardless of the volume of coal produced or the level of mining activity. The minimum royalties are generally recoupable against production royalties over a contractually defined period of time (generally five to ten years). Some of these agreements also require overriding royalty and/or wheelage payments. Under the terms of some mineral reserve mining leases, we are to use commercially reasonable efforts to acquire additional mineral reserves in certain properties as defined in the agreements and are responsible for the acquisition costs and the assets are to be titled to the lessor.

See Part I. “Item 1. Business” for additional discussion and a map of our major mining facilities and Part III. “Item 13.Certain Relationships and Related Transactions and Director Independence” for a summary of key terms of mineral reserve leases with affiliated parties.

Item 3. Legal Proceedings

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 22—Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain of our pending legal proceedings, which are incorporated herein by reference. We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operation or cash flows. As of December 31, 2017, we have $0.7 million accrued, in the aggregate, for various litigation matters.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K for the year ended December 31, 2017.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The common units representing limited partnership’ interests are listed on the New York Stock Exchange (“NYSE”) under the symbol “FELP”. On February 28, 2018, the closing market price for FELP common units was $3.90 per unit and there were 79,623,907 common units outstanding and 64,954,691 subordinated units outstanding. There were 2,700 record holders of our common units as of December 31, 2017.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to each unit from January 1, 2016 to December 31, 2017.

Period	High	Low	Distribution per Limited Partner Unit
1st Quarter 2016	$3.55	$1.07	None.
2nd Quarter 2016	$2.82	$1.07	None.
3rd Quarter 2016	$4.84	$1.50	None.
4th Quarter 2016	$8.33	$3.84	None.
1st Quarter 2017	$7.64	$5.94	None.
2nd Quarter 2017	$6.55	$3.81	None.
3rd Quarter 2017	$4.95	$3.53	$0.0647 (declared August 11, 2017; paid August 31, 2017)
4th Quarter 2017	$4.73	$3.66	$0.0605 (declared November 9, 2017; paid November 30, 2017)

All subordinated units are currently held by Murray Energy. The principal difference between our common units and subordinated units is that subordinated unitholders are not entitled to receive a distribution from operating surplus until the holders of common units have received the minimum quarterly distribution (“MQD”) from operating surplus. The MQD is $0.3375 per unit for such quarter plus any cumulative arrearages of previously unpaid MQDs from previous quarters. Subordinated unitholders are not entitled to receive arrearages. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, on the first business day after the Partnership has paid the MQD for each of three consecutive, non-overlapping four-quarter periods ending on or after March 31, 2017, and there are no outstanding arrearages on the common units. Notwithstanding the foregoing, the subordination period will end on the first business day after the Partnership has paid an aggregate amount of at least $2.025 per unit (150.0% of the MQD on an annualized basis) on the outstanding common and subordinated units and the Partnership has paid the related distribution on the incentive distribution rights, for any four-quarter period and there are no outstanding arrearages on the common units.

Cash Distribution Policy

Our partnership agreement provides that our general partner will make a determination as to whether a distribution will be made, but our partnership agreement does not require us to pay distributions at any time or at any amount. To the extent the quarterly distribution is below the MQD, then common unitholders would accrue an arrearage equal to the shortfall amount to the MQD that would carry forward to future quarters and must be paid to common unitholders before any distributions from operating surplus to the subordinated unitholder is made. Given that quarterly distributions have been below the MQD beginning with the quarter ended December 31, 2015, arrearages have accrued to the benefit of common unitholders which shall be payable should future distributions be paid. However, there is no assurance as to the future cash distributions since they are dependent upon compliance with and restrictions within our various debt agreements, future earnings, cash flows, capital requirements, financial condition and other factors.

Our indebtedness resulting from the March 28, 2017 refinancing transactions have certain prepayment provisions that could require us to utilize a substantial amount of our annual excess cash flow to prepay outstanding borrowings based on satisfaction of specified net secured leverage ratios as defined under our debt agreements.  This excess cash flow prepayment requirement is therefore currently restrictive to our ability to pay distributions.

Incentive Distribution Rights

Our incentive distribution rights (“IDRs”) are held by Murray Energy and Foresight Reserves. IDRs represent the right to receive an increasing percentage of quarterly distributions from operating surplus after the MQD and the target distribution levels (described below) have been achieved. Our IDRs may be transferred separately from any general partner interest, subject to restrictions in our partnership agreement. The IDR holders will have the right, subsequent to the subordination period and subject to distributions exceeding the MQD by at least 150% for four consecutive quarters, to reset the target distribution levels and receive common units

Percentage Allocation of Distributions from Operating Surplus

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

	Period from April 1, 2017 through December 31, 2017	Period from January 1, 2017 through March 31, 2017	For the Year Ended December 31,
			2016	2015	2014	2013
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
		(In Thousands, Except per Unit Data)
Revenues
Coal sales	$716,617	$227,813	$866,628	$979,179	$1,109,404	$957,412
Other revenues	7,527	2,581	9,204	5,674	—	—
Total revenues	724,144	230,394	875,832	984,853	1,109,404	957,412

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	367,844	117,762	423,995	509,170	449,905	360,861
Cost of coal purchased	—	7,973	13,541	17,444	18,232	2,163
Transportation	125,772	37,726	139,659	171,733	221,178	196,638
Depreciation, depletion and amortization	167,794	39,298	164,212	195,415	169,767	162,177
Contract amortization	1,408	—	—	—	—	—
Accretion on asset retirement obligations	2,179	710	3,376	2,267	1,621	1,527
Selling, general and administrative	23,555	6,554	25,265	31,357	33,683	32,295
Long-lived asset impairments	42,667	—	74,575	12,592	34,700	—
Transition and reorganization costs	—	—	6,889	21,433	—	—
Loss (gain) on commodity derivative contracts	2,607	1,492	23,752	(45,691)	(76,330)	(2,392)
Other operating (income) loss, net (1)	(13,537)	451	(22,161)	(13,424)	(2,837)	(300)
Operating income	3,855	18,428	22,729	82,557	259,485	204,443
Other expenses:
Interest expense, net	107,904	43,380	149,201	117,311	113,030	115,897
Debt restructuring costs	—	—	21,821	3,930	—	—
Change in fair value of warrants	—	(9,278)	17,124	—	—	—
Loss on early extinguishment of debt	—	95,510	13,203	—	4,979	77,773
Net income (loss)	(104,049)	(111,184)	(178,620)	(38,684)	141,476	10,773
Less: net income attributable to noncontrolling interests	—	—	169	770	3,909	2,256
Net income (loss) attributable to controlling interests	(104,049)	(111,184)	(178,789)	(39,454)	137,567	8,517
Less: net income attributable to predecessor equity	—	—	—	23	67,375
Net income (loss) attributable to limited partner units	$(104,049)	$(111,184)	$(178,789)	$(39,477)	$70,192

Per Unit Data
Net (loss) income subsequent to initial public offering per limited partner unit - basic and diluted (8)	$(0.73)	$(0.85)	$(1.37)	$(0.30)	$0.54	n/a
Distributions declared per limited partner unit	$0.13	$—	$—	$1.17	$0.38	n/a
Statements of Cash Flows
Net cash provided by operating activities	$122,057	$22,392	$225,220	$200,412	$240,782	$180,971
Net cash used in investing activities	$(54,348)	$(13,785)	$(47,629)	$(138,781)	$(224,583)	$(209,457)
Net cash (used in) provided by financing activities	$(69,765)	$(108,062)	$(91,439)	$(70,602)	$(14,477)	$25,385
Balance Sheet Data (at period end)
Cash and cash equivalents	$2,179	$4,235	$103,690	$17,538	$26,509	$24,787
Property, plant, equipment and development, net	$2,378,605	$2,607,144	$1,318,937	$1,433,193	$1,522,488	$1,465,753
Total assets	$2,606,640	$2,864,099	$1,689,011	$1,821,183	$1,896,721	$1,736,862
Total long-term debt and capital lease obligations (2)	$1,314,532	$1,367,776	$1,391,063	$1,434,566	$1,341,740	$1,492,894
Total partners’ (deficit) capital	$675,826	$1,000,493	$(154,593)	$18,883	$186,397	$(95,163)
Other Data
Adjusted EBITDA (3)	$229,781	$63,970	$308,799	$338,408	$409,562	$363,438
Tons produced (4)	15,912	5,267	19,040	20,097	22,547	17,991
Tons sold(4)	16,085	5,283	19,270	21,946	22,044	18,589
Coal sales realization per ton sold (5)	$44.55	$43.12	$44.97	$44.62	$50.33	$51.50
Netback to mine realization per ton sold (6)	$36.73	$35.98	$37.73	$36.79	$40.29	$40.93
Cash costs per ton sold (7)	$22.87	$22.80	$22.32	$23.67	$20.80	$19.46

(1)

For the period April 1, 2017 through December 31, 2017, and for the year ended December 31, 2016, we recognized $12.8 million and $20.0 million, respectively, in other operating income related to business interruption insurance recoveries from the Hillsboro combustion event, which has idled the mine since March 2015. For the year ended December 31, 2015, $13.5 million was recognized as other operating income related to a settlement with Murray Energy resolving litigation between the Partnership and Murray Energy.

(2)

Includes current portion of long-term debt and capital lease obligations. Total long-term debt and capital lease obligations does not include $200.6 million as of December 31, 2017, $191.9 million as of December 31, 2016, and $193.4 million as of December 31, 2015, 2014, and 2013 of certain sale-leaseback financing obligations that are characterized as financing arrangements due to our continued involvement in mining the reserves and utilizing the equipment related to the leases.

(3)

We define Adjusted EBITDA as net (loss) income attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts, changes in the fair value of the warrants and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds/deducts to Adjusted EBITDA the aggregate settlements during the period. Included in net loss attributable to controlling interests during the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to December 31, 2017, and during 2016 were insurance proceeds of $0.0 million, $16.4 million, and $30.5 million, respectively, for the Hillsboro combustion event. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that Adjusted EBITDA is useful to investors in evaluating our performance because it is a commonly used financial analysis tool for measuring and comparing companies in our industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of our operations that, when coupled with our U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business. Adjusted EBITDA should not be considered as an alternative to net income. The primary limitation associated with the use of Adjusted EBITDA as compared to U.S. GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in our industry, and (ii) it excludes financial information that some consider important in evaluating our performance. We compensate for these limitations by providing a reconciliation of Adjusted EBITDA to U.S. GAAP results to enable users to perform their own analysis of our operating results.

Below is a reconciliation between net (loss) income attributable to controlling interests and Adjusted EBITDA for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to December 31, 2017, and for the years ended December 31, 2016, 2015, 2014, and 2013:

	Period from April 1, 2017 through December 31, 2017	Period from January 1, 2017 through March 31, 2017	For the Year Ended December 31,
			2016	2015	2014	2013
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
		(In Thousands)
Net (loss) income attributable to controlling interests	$(104,049)	$(111,184)	$(178,789)	$(39,454)	$137,567	$8,517
Interest expense, net	107,904	43,380	149,201	117,311	113,030	115,897
Depreciation, depletion and amortization	167,794	39,298	164,212	195,415	169,767	162,177
Accretion on asset retirement obligations	2,179	710	3,376	2,267	1,621	1,527
Contract amortization	1,408	—	—	—	—	—
Noncash impact of recording coal inventory to fair value in pushdown accounting	8,868	—	—	—	—	—
Transition and reorganization costs (excluding equity-based compensation)	—	—	2,574	17,111	—	—
Equity-based compensation	575	318	5,106	13,704	5,024	—
Long-lived asset impairments	42,667	—	74,575	12,592	34,700	—
Loss (gain) on commodity derivative contracts	2,607	1,492	23,752	(45,691)	(76,330)	(2,392)
Settlements of commodity derivative contracts	(172)	3,724	12,644	61,223	19,204	(61)
Debt restructuring costs	—	—	21,821	3,930	—	—
Change in fair value of warrants	—	(9,278)	17,124	—	—	—
Loss on early extinguishment of debt	—	95,510	13,203	—	4,979	77,773
Adjusted EBITDA	$229,781	$63,970	$308,799	$338,408	$409,562	$363,438

(4)	Tons produced and tons sold do not include mines in development.
(5)	Calculated as coal sales divided by tons sold.
(6)	Calculated as coal sales less transportation expense divided by tons sold.
(7)	Calculated as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.
(8)

Consists of $(0.68) – basic and diluted – per common limited partner unit and $(0.80) – basic and diluted – per subordinated limited partner unit for the period from April 1, 2017 through December 31, 2017.

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

On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% noncontrolling economic interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership percentage of the Partnership’s limited partner units. On March 28, 2017, Murray Energy acquired an additional 46% voting interest in FEGP, thereby increasing Murray Energy’s voting interest in the FEGP to 80%.

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

We control 2.1 billion tons of coal reserves, almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with four underground mining complexes in the Illinois Basin: Williamson, Sugar Camp and Hillsboro, all three of which are longwall operations, and Macoupin, which is currently a continuous miner operation. The Williamson and Hillsboro complexes each operates with one longwall system and Sugar Camp operates with two longwall mining systems. Mining operations at our Hillsboro complex have been idle since March 2015 due to a combustion event. In May 2017, we breached the seal and mine rescue teams evaluated the mine.  In December 2017, we submitted a re-entry plan to MSHA which contains a plan for the permanent sealing of the current longwall district of the Hillsboro mine immediately upon MSHA’s approval.  In connection with the proposed re-entry plan, certain longwall equipment and other related assets will be permanently sealed within or will not be recovered, resulting in an impairment charge of $42.7 million. We are uncertain as to when production will resume at this operation, if ever.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern half of the United States as well as internationally (primarily into Europe). We generally sell a majority of our coal to customers at delivery points other than our mines, including, but not limited to, our river terminal on the Ohio River and ports near New Orleans.

Governance Changes

Following completion of the Refinancing Transactions (see “Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt and Capital Lease Obligations”), Murray Energy exercised its option (the “FEGP Option”) to acquire an additional 46% voting interest in FEGP from Foresight Reserves and Michael J. Beyer (“Beyer”) pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and Beyer, as amended, thereby increasing Murray Energy’s voting interest in the FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. Following the exercise of the FEGP Option, pursuant to the operating agreement of FEGP, all members of the board of directors of the General Partner (the “Board”), other than Paul Vining, are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion. Murray Energy is entitled to appoint a majority of the Board. On March 28, 2017, Chris Cline resigned from the Board, and from his role as Principal Strategy Advisor. In connection with the departure of Mr. Cline, effective March 28, 2017, Robert D. Moore began serving as Chairman of the Board and Mr. Robert Edward Murray became a member of the Board. Mr. Murray currently serves as the Executive Vice President of Marketing and Sales at Murray Energy. These changes became effective pursuant to the amended general partner operating agreement.

Upon the exercise of the FEGP Option, FEGP entered into an amended and restated management services agreement (“MSA”) with Murray American Coal, Inc. (the “Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments. The initial term of the MSA extends through December 31, 2022, and is subject to termination provisions

Pushdown Accounting

Murray Energy, as the acquirer of FELP through our general partner, had the option to apply pushdown accounting to our stand alone financial statements and elected to do so, therefore, our consolidated financial statements reflect the purchase accounting adjustments. Due to the application of pushdown accounting, our consolidated financial statements are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented. The periods prior to the acquisition date are identified as “Predecessor” and the period after the acquisition date is identified as “Successor”.  For accounting purposes, management has designated the acquisition date as March 31, 2017 (the “Acquisition Date”), as the operating results and change in financial position for the intervening period is not material.

As it relates to the results of operations, references to "Successor" are in reference to reporting dates on or after April 1, 2017, and references to "Predecessor" are in reference to reporting dates prior to and including March 31, 2017. While the 2017 Successor period and the 2017 Predecessor period are distinct reporting periods, the effects of the change of control did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted related to the impact from pushdown accounting.  References to the Combined Period from January 1, 2017 to December 31, 2017 combine the period from January 1, 2017 to March 31, 2017 (Predecessor) and the period from April 1, 2017 to December 31, 2017 (Successor) to enhance the comparability of such information to the prior year.

Also, the assets and liabilities of FELP were recorded at the their estimated fair value as of the Acquisition Date, which in certain cases was significantly different than the carrying value immediately prior to the Acquisition Date. See “Item 8. Financial Statements and Supplementary Data – Note 3. Recent Transactions and Events” of this Annual Report on Form 10-K for additional discussion on those changes. Adjustments to the fair value of FELP’s asset and liabilities as of the Acquisition Date were recorded during the period in which the adjustment was determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the Acquisition Date (i.e., the historical reported financial statements will not be retrospectively adjusted).

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

On August 30, 2016 (the “2016 Restructuring Closing Date”), we completed a global restructuring of our indebtedness. The restructuring transactions (the “August 2016 Restructuring Transactions”) alleviated existing defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Chancery Court change-of-control litigation related to the purchase and sale agreement between Foresight Reserves and Murray Energy. See “Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt and Capital Lease Obligations” and “Item 8. Financial Statements and Supplementary Data – Note 15. Related-Party Transactions” for additional discussion of the August 2016 Restructuring Transactions.

Debt Refinancing

On March 28, 2017 (the “2017 Refinancing Closing Date”), we completed a series of transactions to refinance certain previously outstanding indebtedness (the “March 2017 Refinancing Transactions”). See “Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt and Capital Lease Obligations” and “Item 8. Financial Statements and Supplementary Data – Note 15. Related-Party Transactions” for additional discussion of the March 2017 Refinancing Transactions.

Factors That Affect Our Results

Coal Sales. In recent years, domestic coal prices overall have weakened due to reduced demand from coal-fired plants and increased competition from natural gas. International prices have also declined as a result of excess supply in the marketplace. More recently, coal prices have remained relatively flat and in some instances increased slightly as supply and demand dynamics have become more balanced.

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

Transportation. We generally sell our coal to customers at three distinct delivery points: either at our mines, at river terminals on the Ohio River, or at export terminals near New Orleans. Except for those sales that occur at our mine, we generally bear the transportation cost and risk to and through these terminals and we therefore do not report coal sales and transportation revenue separately in our consolidated statements of operations. Also, because we are responsible for the cost of transporting our coal to these various delivery points, we also bear the risk that our transportation expense will increase over time. Where possible, we enter into long-term transportation and throughput agreements to secure capacity and price certainty. These agreements generally require throughput of minimum annual volumes. Failure to meet the minimum annual volume requirements can result in higher transportation costs to us on a per ton basis. The primary reason for entering into minimum annual volume commitments is to secure long-term access to international markets and provide optionality between the domestic and international coal markets. To the extent coal pricing to international markets does not continue to improve, we may incur substantial expenses for shortfalls on minimum contractual throughput volume requirements related to the export market.

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

Selling, general and administrative. Selling, general and administrative expense consists of our general corporate overhead expenses, including, but not limited to, management and administrative labor, corporate occupancy expenses, office expenses, and certain professional fees. In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the “Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provides certain management and administration services to FELP for a quarterly fee, which is currently $5.0 million ($20.0 million on an annual basis), and is subject to future contractual escalations and adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, the Manager is responsible for those outside service provider costs.

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

Results of Operations

Comparison of the Period from January 1, 2017 to March 31, 2017 (Predecessor) and the Period from April 1, 2017 to December 31, 2017 (Successor) to the Year Ended December 31, 2016 (Predecessor)

Coal Sales. The following table summarizes coal sales information during the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017 to the year ended December 31, 2016 (in thousands, except per ton data).

	(Successor) Period From April 1, 2017 through December 31, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through December 31, 2017	(Predecessor) Year Ended December 31, 2016	Variance — Combined Period from January 1, 2017 to December 31, 2017 versus Year Ended December 31, 2016

Coal sales	$716,617	$227,813	$944,430	$866,628	$77,802	9.0%
Tons sold	16,085	5,283	21,368	19,270	2,098	10.9%
Coal sales realization per ton sold(1)	$44.55	$43.12	$44.20	$44.97	$(0.77)	-1.7%
Netback to mine realization per ton sold(2)	$36.73	$35.98	$36.55	$37.73	$(1.18)	-3.1%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The increase in coal sales revenue from the year ended December 31, 2016, was due to higher coal sales volumes during the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 through December 31, 2017, in aggregate (the “Combined 2017 Periods”), offset partially by a slightly lower coal sales realization. The current year period sales volumes were benefited from the shift in certain committed volumes from the fourth quarter of 2016 into the first quarter of 2017 as well as by increased shipments into the export market. The lower realization compared to the prior year period was due to the expiration and repricing of certain higher priced sales contracts, which was partially offset by higher realized export sales prices and volumes. For 2017, we sold 27% of our coal to export markets as compared to 17% during 2016.

Other Revenues. Other revenues of $10.1 million for the combined 2017 periods and $9.2 million for the year ended December 31, 2016, were primarily comprised of overriding royalty and lease revenues earned on the financing agreements entered into with affiliates of Murray Energy in April 2015 and transloading fees charged to affiliates of Murray Energy for use of the Partnership’s Sitran terminal facility. The slight increase over the prior year reflects increased volume related transloading fees.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information during the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017 to the year ended December 31, 2016 (in thousands, except per ton data).

	(Successor) Period From April 1, 2017 through December 31, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through December 31, 2017	(Predecessor) Year Ended December 31, 2016	Variance — Combined Period from January 1, 2017 to December 31, 2017 versus Year Ended December 31, 2016

Cost of coal produced (excluding depreciation, depletion and amortization)	$367,844	$117,762	$485,606	$423,995	$61,611	14.5%
Produced tons sold	16,085	5,165	21,250	18,992	2,258	11.9%
Cash cost per ton sold(1)	$22.87	$22.80	$22.85	$22.32	$0.53	2.0%

Tons produced	15,912	5,267	21,179	19,040	2,139	11.2%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The increase in cost of coal produced (excluding depreciation, depletion and amortization) was primarily due to higher sales volumes during the combined 2017 periods. The overall cash cost per ton sold remained materially consistent with the prior year period, increasing slightly in the current year period due to the inclusion of $8.9 million arising from the non-cash adjustment of inventory to fair value related to our pushdown accounting and the recognition of $10.5 million in the year ended December 31, 2016 of insurance recoveries related to the direct mitigation costs we incurred in 2015 and 2016 from the Hillsboro combustion event.

Transportation. Our cost of transportation for the Combined 2017 Periods, increased $23.8 million as compared to the year ended December 31, 2016, due primarily to higher sales volumes and a higher percentage of our sales going to the export market during the current year period.

Contract Amortization. During the period from April 1, 2017 to December 31, 2017, we recorded amortization expense of $1.4 million on the favorable/unfavorable sales and royalty contract assets and liabilities recorded as part of our pushdown accounting.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization expense for the combined 2017 periods, as compared to 2016 was primarily the result of increased depreciation and depletion expense resulting from recording our assets at estimated fair value from the application of pushdown accounting.

Selling, General and Administrative. The $4.8 million increase in selling, general and administrative expenses for the combined 2017 periods, as compared to 2016 was primarily due to the increase in the management services agreement with Murray Energy upon the exercise of the FEGP Option in March 2017.

Long-lived Asset Impairments. During the period from April 1, 2017 to December 31, 2017, we recorded impairment charges of $42.7 million associated with certain longwall equipment and other related assets that may be permanently sealed within or may not be recovered from our Hillsboro mine. During the year ended December 31, 2016, we recorded impairment charges of $74.6 million related to certain prepaid royalties for which we determined recoupment was improbable.

Loss (Gain) on Commodity Derivative Contracts. We recorded a loss on our commodity contracts of $4.1 million for the combined 2017 periods compared to a $23.8 million loss for the year ended December 31, 2016.  The decreased loss during the current year period was due to a less significant increase in the API 2 curve during the Combined 2017 Periods as compared to the year ended December 31, 2016 as well as the notional value of open commodity contracts declining from the prior year.

Other Operating Income, Net. Other operating (income) expense, net, decreased $9.1 million for the Combined 2017 Periods as compared to the prior year primarily due to the receipt of $12.8 million in payments from insurance companies related to business interruption insurance recoveries from the Hillsboro combustion event during the current year periods as compared to the receipt of $20.0 million in payments related to the same for the year ended December 31, 2016. We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to the Hillsboro combustion event.

Interest Expense, Net. Interest expense, net for the Combined 2017 Periods increased $2.1 million from the year ended December 31, 2016 due primarily to higher interest costs resulting from the August 2016 debt restructuring as the Prior Second Lien Notes and 2017 Exchangeable PIK Notes outstanding through the first quarter of 2017, which carried a substantially higher effective interest than the senior notes which they replaced. Also included in interest expense, net during the current year period is $1.7 million in accretion expense associated with the unfavorable royalties agreements related to our pushdown accounting.

Debt Restructuring Costs. The $21.8 million of debt restructuring costs incurred during the year ended December 31, 2016 represented legal and other advisor fees incurred as a result of the unfavorable ruling under the 2021 Senior Note bondholder lawsuit.

Change in fair value of warrants. The warrants issued as part of the August 2016 debt restructuring were required to be accounted for as a liability at fair value and revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any feature requiring liability treatments expires or is modified. During the period from January 1, 2017 to March 31, 2017, a gain of $9.3 million was recorded to adjust the warrants to fair value, which was primarily driven by the increase in the price of our units subsequent to the closing date of the August 2016 Restructuring Transactions. Upon the Note Redemption on the Refinancing Closing Date, the establishment of an exchange rate for the conversion of the warrants to a number of common units resulted in the warrants meeting the “indexed to its own stock exception” under ASC 815-40-15-7C; and therefore, the warrant liability was reclassified to partners’ capital and will not be remeasured prospectively.

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

Adjusted EBITDA. Adjusted EBITDA from the Combined 2017 Periods decreased $15.0 million from the prior year period due primarily to lower netback to mine realizations offset by higher sales volumes. Additionally, a lower amount of insurance proceeds was received in the Combined 2017 Periods as compared to 2016. The table below reconciles net loss attributable to controlling interests to Adjusted EBITDA for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to December 31, 2017, and for the year ended December 31, 2016 (in thousands)

	(Successor) Period From April 1, 2017 through December 31, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through December 31, 2017	(Predecessor) Year Ended December 31, 2016

Net loss attributable to controlling interests(1)	$(104,049)	$(111,184)	$(215,233)	$(178,789)
Interest expense, net	107,904	43,380	151,284	149,201
Depreciation, depletion and amortization	167,794	39,298	207,092	164,212
Accretion on asset retirement obligations	2,179	710	2,889	3,376
Contract amortization	1,408	—	1,408	—
Noncash impact of recording coal inventory to fair value in pushdown accounting	8,868	—	8,868	—
Transition and reorganization costs (excluding amounts included in equity-based compensation)(2)	—	—	—	2,574
Equity-based compensation	575	318	893	5,106
Long-lived asset impairments	42,667	—	42,667	74,575
Loss on commodity derivative contracts	2,607	1,492	4,099	23,752
Settlements of commodity derivative contracts	(172)	3,724	3,552	12,644
Debt restructuring costs	—	—	—	21,821
Change in fair value of warrants	—	(9,278)	(9,278)	17,124
Loss on early extinguishment of debt	—	95,510	95,510	13,203
Adjusted EBITDA	$229,781	$63,970	$293,751	$308,799

(1)

Included in net loss attributable to controlling interests during the period from April 1, 2017 through December 31, 2017 were insurance recoveries for the reimbursement of mitigation costs of $3.6 million, which were recorded in cost of coal sales (excluding depreciation, depletion, and amortization), and business interruption proceeds of $12.8 million which were recording in other operating (income) loss, net.  Included in net loss attributable to controlling interests during 2016 were insurance recoveries for the reimbursement of mitigation costs of $10.5 million, which were recorded in cost of coal sales (excluding depreciation, depletion and amortization), and business interruption proceeds of $20.0 million which were recorded in other operating (income) loss, net.

(2)	Equity-based compensation of $4.3 million was recorded in transition and reorganization costs in the consolidated statements of operations for the year ended December 31, 2016.

For a discussion on Adjusted EBITDA, please read Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Comparison of Year Ended December 31, 2016 (Predecessor) to Year Ended December 31, 2015 (Predecessor)

Coal Sales. The following table summarizes coal sales information for the years ended December 31, 2016 and 2015.

	(Predecessor)
	For the Year Ended December 31,
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

	(Predecessor)
	For the Year Ended December 31,
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

Change in fair value of warrants. The warrants issued as part of the August 2016 Restructuring Transactions are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any feature requiring liability treatments expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating expense in our consolidated statement of operations. During the year ended December 31, 2016, a loss of $17.1 million was recorded to adjust the warrants to fair value, which was primarily driven by the increase in the unit price of our stock subsequent to the Closing Date of the August 2016 Restructuring Transactions.

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

	(Predecessor)
	For the Year Ended December 31,
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

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). The consummation of the Refinancing Transactions on March 28, 2017 required us to use more than $100 million of cash; however, the refinancing substantially extended our debt maturities, provided us with operating liquidity through a $170.0 million Revolving Credit Facility and refinanced certain high effective interest rates. As of December 31, 2017, we had $2.2 million of cash on hand, no borrowings under our Revolving Credit Facility, and available borrowing capacity under the Revolving Credit Facility (net of outstanding letters of credit) of $161.0 million.

The New Credit Facilities require us to utilize excess cash flows to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions, with:

•                  75% (which percentage will be reduced to 50%, 25% and 0% based on satisfaction of specified net secured leverage ratio tests) of our annual excess cash flow, as defined under the New Credit Facilities;

•                  100% of the net cash proceeds of non-ordinary course asset sales and other dispositions of property, in each case subject to certain thresholds, exceptions and customary reinvestment rights;

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

Distributions

The restricted payment provisions in our New Credit Facilities are not as explicitly restrictive as those in the Prior Credit Facilities in terms of our ability to pay discretionary distributions. However, the New Credit Facilities could require us to utilize a substantial amount of our annual excess cash flow to prepay outstanding borrowings based on satisfaction of specified net secured leverage ratios defined under the New Credit Facilities. This excess cash flow prepayment requirement is therefore currently restrictive to our ability to pay distributions in the near term.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	(Successor)	(Predecessor)		(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Combined - Period from January 1, 2017 to December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In Thousands)	(In Thousands)
Net cash provided by operating activities	$122,057	$22,392	$144,449	$225,220	$200,412
Net cash used in investing activities	$(54,348)	$(13,785)	$(68,133)	$(47,629)	$(138,781)
Net cash used in financing activities	$(69,765)	$(108,062)	$(177,827)	$(91,439)	$(70,602)

For the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to December 31, 2017, in aggregate, net cash provided by operating activities was $144.4 million compared to $225.2 million provided by operating activities for the year ended December 31, 2016.  Cash provided by operating activities for the current period, after adjusting for noncash items and the financing costs incurred related to the Refinancing Transactions, is primarily a result of lower netback to mine realizations and various working capital variances.  Significant working capital variances as compared to the prior year period included:

●	a $13.3 million favorable accounts receivable variance and a $9.9 million favorable accounts payable variance which is a function of the timing of cash receipts and vendor payments;
●	a $40.4 million unfavorable due from/to affiliates, net variance which is a function of the timing of coal sales shipments with Murray Energy and its affiliates;
●	a $23.7 million unfavorable accrued interest variance as compared to the prior year driven by the timing of interest payments; and
●	a $20.5 million unfavorable variance in accrued expenses, which is a function of the timing of cash receipts and vendor payments.

The increase in net cash used in investing activities was primarily due to a $21.9 million increase in capital expenditures during the current year period as maintenance capital expenditures were strictly controlled during the prior year to preserve liquidity. During 2017 capital expenditures returned to more normalized levels. Cash from investing activities during the current year period was also benefited by $3.5 million in cash proceeds from the early settlement of certain coal derivative contracts and $1.9 million from the sale of property and equipment.

For the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to December 31, 2017, in aggregate, net cash used by financing activities net cash used in financing activities was $177.8 million compared to $91.4 million used in financing activities for the year ended December 31, 2016. The increased usage of cash for financing fees was due to the Refinancing Transactions for which we incurred $57.6 million in costs to extinguish the prior debt and $27.3 million of costs to issue the new debt. The $140.6 million net pay down in overall indebtedness during current year periods was partially funded by the Murray Investment (as defined in “Summary of Refinancing Transactions and Additional Murray Energy Investment” below) which was used to redeem, pursuant to an equity claw redemption provision, $54.5 million of Prior Second Lien Notes plus the applicable redemption premium and accrued and unpaid interest. Cash used in financing activities during the current year period was also affected by $9.7 million of cash distributions paid to common unitholders.

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
●

$20.1 million unfavorable change in inventories. Inventories lowered during both 2016 and 2015, however, the impact was more significant during the prior year as coal stockpiles were depleted due to the combustion event at Hillsboro and coal production cuts in December 2015 to preserve liquidity and drawdown the excess coal inventory at our other mine sites.

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

On March 28, 2017 (the “Refinancing Closing Date”), FELP, together with its wholly-owned subsidiaries FELLC (the “Borrower”) and Foresight Energy Finance Corporation (the “Co-Issuer” and together with FELLC, the “Issuers” and certain of the Issuers’ subsidiaries, completed a series of transactions to refinance certain previously outstanding indebtedness (the “Refinancing Transactions”). The new debt issued was as follows:

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

Description of the New Credit Facilities

On the Refinancing Closing Date, the Borrower entered into the New Credit Agreement providing for new senior secured first-priority credit facilities consisting of a new senior secured first-priority $825.0 million term loan with a maturity of five years and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility. The New Term Loan was issued at an initial discount of $12.4 million, which is being amortized using the effective interest method over the term of the loan. Amounts outstanding under the New Credit Facilities bear interest as follows:

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

As of December 31, 2017, $818.8 million in principal was outstanding under the New Term Loan and there were no borrowings outstanding under the revolving credit facility. We are required to prepay $55.7 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the New Credit Facilities as of December 31, 2017, which have been included in the current portion of long-term debt and capital lease obligations on the consolidated balance sheets.

Description of the 2023 Second Lien Notes

On the Refinancing Closing Date, the Issuers issued $425 million aggregate principal amount of 2023 Second Lien Notes pursuant to an indenture (the “Indenture”),  by and among the Issuers, the guarantors party thereto and the trustee. The 2023 Second Lien Notes have a maturity date of April 1, 2023 and bear interest at a rate of 11.50% per annum, payable in cash semi-annually on April 1 and October 1 (commencing on October 1, 2017). The 2023 Second Lien Notes were issued at an initial discount of $3.2 million, which is being amortized using the effective interest method over the term of the notes. The obligations under the 2023 Second Lien Notes are unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis by each of the Issuers’ wholly-owned domestic subsidiaries that guarantee the New Credit Facilities (which do not include Hillsboro Energy LLC). The Indenture contains certain usual and customary negative covenants and events of default, including related to a change in control.

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

As of December 31, 2017, $425.0 million in principal was outstanding under the 2023 Second Lien Notes.

Trade A/R Securitization Program

In January 2015, Foresight Energy LP and certain of its wholly-owned subsidiaries, entered into a $70 million receivables securitization program (the “Securitization Program”). Under this Securitization Program, our subsidiaries sell all of their customer trade receivables (the “Receivables”), on a revolving basis, to Foresight Receivables LLC, a wholly-owned and consolidated special purpose subsidiary of Foresight Energy LP (the “SPV”). The SPV then pledges its interests in the Receivables to the securitization program lenders, which make loans to the SPV. The Securitization Program has a three-year maturity scheduled to expire on January 12, 2018. The borrowings under the Securitization Program are variable-rate and also carry a commitment fee for unutilized commitments.

In August 2016, we entered into an amended and restated receivables financing agreement pursuant to which the Securitization Program was amended to permanently reduce commitments to $50.0 million. As of December, 2017, we had no borrowings outstanding under the Securitization Program and the Securitization Program has been terminated.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. In August 2016, we executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations which, among other things, increased the interest rate by one percent per annum. As of December 31, 2017, $25.4 million was outstanding under these capital lease obligations.

In March 2012, we entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment, the interim longwall finance agreement was converted into six individual capital leases with maturities of four and five years beginning on September 1, 2012. Principal and interest payments are due monthly over the terms of the leases. In August 2016, we executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations which, among other things, increased the interest rate by one percent per annum. As of December 31, 2017, no amount was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in semiannual payments through maturity. In August 2016, we entered into an amendment to the 5.555% longwall financing credit agreement under which the maturity accelerated by one year by increasing the last four semi-annual amortization payments. The maturity date of the 5.555% longwall financing arrangement is September 2019. In addition, on the Refinancing Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the New Credit Facilities. The outstanding balance as of December 31, 2017 was $30.9 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in semiannual payments through maturity. In August 2016, we entered into an amendment to the 5.78% longwall financing credit agreement under which the maturity date was accelerated by one year by increasing the last three semi-annual amortization payments. The maturity date of the 5.78% longwall financing arrangement is June 2019. In addition, on the Refinancing Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the New Credit Facilities. The outstanding balance as of December 31, 2017 was $28.0 million.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, an affiliate of Natural Resource Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement has been adjusted to fair value as part of pushdown accounting which resulted in an adjusted carrying value of $133.2 million as of December 31, 2017 and an effective interest rate of 14.8%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, an affiliate of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting which resulted in an adjusted carrying value of $67.5 million as of December 31, 2017 and an effective interest rate of 8.4%.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At December 31, 2017, we had $11.5 million in letters of credit outstanding.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $85.1 million as of December 31, 2017 to secure reclamation and other performance commitments, which are partially secured by $4.5 million of our outstanding letters of credit.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2017, by year:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In Millions)
Long-term debt (principal and interest) (1)	$1,834.7	$212.8	$263.1	$909.9	$448.9
Sale-leaseback financing arrangement (2)	247.3	21.0	42.0	42.0	142.3
Capital lease obligations (principal and interest)	27.0	12.6	14.4	—	—
Operating lease obligations	4.1	2.7	1.3	0.1	—
Take-or-pay transportation arrangements (3)	275.3	53.0	110.2	93.6	18.5
Coal reserve lease and royalty obligations (4)	443.5	59.7	103.3	72.8	207.7
Unconditional purchase obligations (5)	37.7	17.6	20.1	—	—
Total (6)	$2,869.6	$379.4	$554.4	$1,118.4	$817.4

(1)	Includes our New Term Loan, Revolving Credit Facility, 2023 Second Lien Notes, and the 5.555% and 5.78% longwall financing arrangements.
(2)	Represents the minimum annual payments required under our Macoupin and Sugar Camp sale-leaseback financing arrangements.
(3)	Includes our various take-or-pay arrangements associated with rail and terminal facility commitments for the delivery of coal through the initial arrangement term.
(4)	Comprised of the future minimum cash payments due under our various coal reserve lease and royalty obligations through the initial royalty term.
(5)

We have open purchase agreements with approved vendors for most types of operating expenses. However, our specific open purchase orders (which have not been recognized as a liability) under these purchase agreements are not material and typically allow for cancellation or return without penalty. The commitments in the table above relate only to committed capital purchases as of December 31, 2017. The contractual table above does not include our obligations under the MSA with Murray Energy, please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 15–Related-Party Transactions” for a discussion on the terms of this contractual arrangement.

(6)

The contractual obligation table does not include asset retirement obligations. Asset retirement obligations result primarily from statutory, rather than contractual obligations and the ultimate timing and amount of the obligations are an estimate. As of December 31, 2017, we have $44.1 million recorded in our consolidated balance sheet for asset retirement obligations.

We lease certain surface rights, mineral reserves, mining, transportation, and other equipment under various lease agreements with related entities under common ownership and other independent third parties in the normal course of business. The mineral reserve leases can generally be renewed as long as the mineral reserves are being developed and mined until all economically recoverable reserves are depleted or until mining operations cease. The leases require a production royalty at the greater amount of a base amount per ton or a percent of the gross selling price of the coal. Generally, the leases contain provisions that require the payment of minimum royalties regardless of the volume of coal produced or the level of mining activity. The minimum royalties are generally recoupable against production royalties over a contractually defined period of time (generally five to ten years). Some of these agreements also require overriding royalty and/or wheelage payments. Under the terms of some mineral reserve mining leases, we are to use commercially reasonable efforts to acquire additional mineral reserves in certain properties as defined in the agreements and are responsible for the acquisition costs and the assets are to be titled to the lessor. Transportation throughput agreements generally require a per ton fee amount for coal transported and contain certain escalation clauses and/or renegotiation clauses. For certain transportation assets, we are responsible for operations, repairs, and maintenance and for keeping transportation facilities in good working order. Surface rights, mining, and other equipment leases require monthly payments based upon the specified agreements. Certain of these leases provide options for the purchase of the property at various times during the life of the lease, generally at its then fair market value. We also lease rail cars, certain office space and equipment under leases with varying expiration dates.

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

Sale-Leaseback Financing Arrangements. In 2009, Macoupin sold certain of its coal reserves to WPP LLC, an affiliate of Natural Resource Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million, and were used for capital expenditures relating to the rehabilitation of the Macoupin mine and for other capital items. Similarly, in 2012, Sugar Camp sold certain rail facilities to HOD LLC, an affiliate of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million, and were used for capital expenditures, to pay down our revolving credit facility and for general corporate purposes. In both transactions, because we had continuing involvement in the assets sold, the transactions were treated as failed sale-leaseback financing arrangements.

Interest is accrued on the outstanding principal amounts of the financing arrangements using an implied interest rate, which was initially determined at inception of the lease and is adjusted for changes in future expected amounts and timing of payments based on the mine plans and also, for the Macoupin sale-leaseback only, the future expected sales price of its coal. Payments are applied first against accrued interest and any excess is then applied against the outstanding principal. Revisions to the mine plans, which occur periodically as changes are made to estimates of the quantity and the timing of tons to be mined, will impact the effective interest rate. We account for such changes by adjusting in the current period, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied). The implied effective interest rate was 14.8% and 13.7% as of December 31, 2017 and 2016, respectively, on the Macoupin sale-leaseback financing arrangement. The implied effective interest rate was 8.4% and 13.7% as of December 31, 2017 and 2016, respectively, on the Sugar Camp sale-leaseback financing arrangement. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the consolidated statements of operations could be significant.

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
•

our ability to raise the capital necessary to develop the reserves and the necessary infrastructure was unfavorably impacted by the August 2016 Restructuring Transactions, which resulted in covenants that significantly restrict our ability to incur any additional indebtedness, and

•	current and forecasted market conditions, which are impacted by supply and demand dynamics, natural gas prices, weather, economic conditions and the regulatory environment.

We previously recorded aggregate impairment charges to reserve against contractual prepaid royalties between Hillsboro and WPP given the remaining time available under the five-year recoupment periods, the current idling of the mine as a result of the mine fire, and coal based on current and forecasted near-term market conditions, which are impacted by natural gas prices, weather, economic conditions and the regulatory environment. Prepaid royalties were adjusted to fair value as a result of the application of pushdown accounting.

We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, assessing mine production plans, our access to capital markets, sales commitments, current and forecasted future coal market conditions, the time necessary to obtain required permits and the remaining years available for recoupment. As of December 31, 2017, we had recorded on the consolidated balance sheet prepaid royalties of $5.3 million, net of reserves.

Warrant Liability. The Warrants were determined to meet the criteria of a detachable freestanding derivative liability instrument and a liability for the fair value of the Warrants was recorded in our consolidated balance sheet as of the Closing Date and the offset was recognized as a debt discount to the New Notes. The Warrants are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the Warrants, their expiration, or until any of the features requiring liability treatment expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating expense in our consolidated statement of operations

The fair value of the Warrants was calculated using the Black-Scholes pricing model (including the use of a binomial lattice to model the conversion and redemption scenarios for the Exchangeable PIK Notes) which is based, in part, upon unobservable inputs for which there is little or no market data (Level 3), requiring the Partnership to develop its own assumptions. A stock price volatility of 70%, a dividend yield of 0% and a risk-free forward rate of 2.61% was used in the Black-Scholes pricing model. Upon the Note Redemption on the Refinancing Closing Date, the establishment of an exchange rate for the conversion of the warrants to a number of common units resulted in the warrants meeting the “indexed to its own stock exception” under ASC 815-40-15-7C; and therefore, the warrant liability was reclassified to partners’ capital and will not be remeasured prospectively.

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

The liability is determined using discounted cash flow techniques and is reduced to its present value at the end of each period. We estimate our ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash cost for a third party to perform the required work. Spending estimates are escalated for inflation, and market risk premium, and then discounted at the credit-adjusted, risk-free rate. The credit-adjusted, risk-free interest rates were 9.8%, 8.5%, and 9.8% at December 31, 2017, 2016, and 2015, respectively. We record an ARO asset associated with the discounted liability for final reclamation and mine closure. Accretion on the ARO begins at the time the liability is incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. The ARO asset for equipment, structures, buildings, and mine development is amortized over its expected life on a units-of-production basis. The ARO liability is then accreted to the projected spending date. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities and revisions to cost estimates, the occurrence of new liabilities from additional disturbances and productivity assumptions. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. At December 31, 2017, our consolidated balance sheet reflected asset retirement obligations of $44.1 million, including amounts classified as a current liability. We estimate the aggregate undiscounted cost of final mine closures, at 2017 costs, to be approximately $100.1 million as of December 31, 2017.

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

In November 2016, the FASB issued ASU 2016-18 which clarified the presentation requirements of restricted cash within the statement of cash flows. Under ASU 2016-18, the changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017. We expect this new guidance to require adjustments to the presentation of our consolidated financial statements. As of December 31, 2017, we had restricted cash of $0.1 million, which is included in long-term other assets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Partnership’s primary source of revenue is from the sale of coal through short-term and long-term contracts. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach and the adoption did not have a material effect on our financial position and results of operations as the timing of revenue recognition related to coal sales will remain consistent between ASU 2014-09 and current revenue recognition guidance. Additionally, there will be no cumulative adjustment to partners’ capital. The additional financial statement disclosures are required beginning with 2018 reporting.

In February 2016, the FASB updated guidance regarding the accounting for leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements and related disclosures. We currently disclose the future minimum payments of our contractual royalty obligations and operating lease obligations (See Part II. “Item 8. Financial Statements and Supplementary Data - Note 12. Contractual Arrangements and Operating Leases”) and we will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks include commodity price risk, interest rate risk and credit risk, which are disclosed below.

Commodity Price Risk

We have commodity price risk as a result of changes in the market value of our coal. We try to minimize this risk by entering into fixed price coal supply agreements and, from time to time, commodity hedge agreements. As of February 28, 2018, we had the following contracted minimum sales commitments for the years ending December 31, 2018 and 2019:

	Priced	Unpriced (or Index Based)	Total
	(Tons, in Millions)
Year ending December 31, 2018	12.0	6.6	18.6
Year ending December 31, 2019	5.4	1.7	7.1

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2017, of our $1,328.1 million in long-term debt and capital lease obligation principal outstanding, $818.8 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. We currently do not hedge the interest on portions of our borrowings with variable interest rates, although we may do so from time to time in order to manage risks associated with floating interest rates. A one percentage point increase in the interest rates related to variable interest borrowings would result in an annualized increase in interest expense of approximately $8.2 million.

As of December 31, 2017, we had cash and cash equivalents of $2.2 million. Due to the short-term duration and the low risk profile of interest bearing cash accounts, we do not believe that a one percent change in interest rates would have a material impact on our interest income.

Credit Risk

We have credit risk associated with our customers and counterparties in our coal sales agreements, financing arrangements and commodity hedge contracts, including with our affiliates. We have procedures in place to assist in determining the creditworthiness and credit limits for such customers and counterparties. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established. At December 31, 2017, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders of Foresight Energy LP and the Board of Directors of Foresight Energy GP LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foresight Energy LP (the “Partnership”) as of December 31, 2017 (Successor) and 2016 (Predecessor), the related consolidated statements of operations, partners’ capital (deficit) and cash flows for the period from April 1, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through March 31, 2017 (Predecessor), and for each of the two years in the period ended December 31, 2016 (Predecessor), and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 (Successor) and 2016 (Predecessor), and the consolidated results of its operations and its cash flows for the period from April 1, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through March 31, 2017 (Predecessor), and each of the two years in the period ended December 31, 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2005.

St. Louis, Missouri

March 6, 2018

Foresight Energy LP

Consolidated Balance Sheets

(In Thousands)

	(Successor)	(Predecessor)
	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,179	$103,690
Accounts receivable	35,158	54,905
Due from affiliates	37,685	16,891
Financing receivables - affiliate	3,138	2,904
Inventories, net	40,539	43,052
Prepaid royalties	4,000	3,136
Deferred longwall costs	9,520	13,310
Coal derivative assets	—	7,650
Other prepaid expenses and current assets	10,844	21,443
Contract-based intangibles	11,268	—
Total current assets	154,331	266,981
Property, plant, equipment, and development, net	2,378,605	1,318,937
Due from affiliates	947	1,843
Financing receivables - affiliate	64,097	67,235
Prepaid royalties	1,250	13,765
Other assets	5,358	20,250
Contract-based intangibles	2,052	—
Total assets	$2,606,640	$1,689,011
Liabilities and partners’ capital (deficit)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$109,532	$368,993
Current portion of sale-leaseback financing arrangements	4,148	1,372
Accrued interest	13,410	29,760
Accounts payable	76,658	60,971
Accrued expenses and other current liabilities	62,442	43,592
Asset retirement obligations	4,416	7,273
Due to affiliates	13,324	20,904
Contract-based intangibles	28,688	—
Total current liabilities	312,618	532,865
Long-term debt and capital lease obligations	1,205,000	1,022,070
Sale-leaseback financing arrangements	196,496	190,497
Asset retirement obligations	39,655	37,644
Warrant liability	—	51,169
Other long-term liabilities	32,330	9,359
Contract-based intangibles	144,715	—
Total liabilities	1,930,814	1,843,604
Limited partners' capital (deficit):
Common unitholders (77,644 and 66,105 units outstanding as of December 31, 2017 and 2016, respectively)	421,161	100,628
Subordinated unitholders (64,955 units outstanding as of December 31, 2017 and 2016)	254,665	(255,221)
Total limited partners' capital (deficit)	675,826	(154,593)
Total liabilities and partners' capital (deficit)	$2,606,640	$1,689,011

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period from January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues
Coal sales	$716,617	$227,813	$866,628	$979,179
Other revenues	7,527	2,581	9,204	5,674
Total revenues	724,144	230,394	875,832	984,853

Costs and expenses
Cost of coal produced (excluding depreciation, depletion and amortization)	367,844	117,762	423,995	509,170
Cost of coal purchased	—	7,973	13,541	17,444
Transportation	125,772	37,726	139,659	171,733
Depreciation, depletion and amortization	167,794	39,298	164,212	195,415
Contract amortization	1,408	—	—	—
Accretion on asset retirement obligations	2,179	710	3,376	2,267
Selling, general and administrative	23,555	6,554	25,265	31,357
Long-lived asset impairments	42,667	—	74,575	12,592
Transition and reorganization costs	—	—	6,889	21,433
Loss (gain) on commodity derivative contracts	2,607	1,492	23,752	(45,691)
Other operating (income) loss, net	(13,537)	451	(22,161)	(13,424)
Operating income	3,855	18,428	22,729	82,557
Other expenses
Interest expense, net	107,904	43,380	149,201	117,311
Debt restructuring costs	—	—	21,821	3,930
Change in fair value of warrants	—	(9,278)	17,124	—
Loss on early extinguishment of debt	—	95,510	13,203	—
Net loss	(104,049)	(111,184)	(178,620)	(38,684)
Less: net income attributable to noncontrolling interests	—	—	169	770
Net loss attributable to controlling interests	(104,049)	(111,184)	(178,789)	(39,454)
Less: net income attributable to predecessor equity	—	—	—	23
Net loss attributable to limited partner units	$(104,049)	$(111,184)	$(178,789)	$(39,477)

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(52,143)	$(56,259)	$(90,015)	$(16,043)
Subordinated unitholders	$(51,906)	$(54,925)	$(88,774)	$(23,434)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(0.68)	$(0.85)	$(1.37)	$(0.25)
Subordinated unitholders	$(0.80)	$(0.85)	$(1.37)	$(0.36)

Weighted average limited partner units outstanding - basic and diluted:
Common units	77,145	66,533	65,829	65,098
Subordinated units	64,955	64,955	64,955	64,934

Distributions declared per limited partner unit	$0.13	$—	$—	$1.17

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Partners’ Capital (Deficit)

	Limited Partners
	Common	Number of	Subordinated	Number of	Predecessor	Noncontrolling	Total Partners'
	Unitholders	Common Units	Unitholders	Subordinated Units	Member Equity	Interests	Capital (Deficit)
	(In Thousands, Except Unit Data)
Predecessor Balance at January 1, 2015	$238,925	64,831,312	$(111,169)	64,738,895	$50,710	$7,931	$186,397
Net (loss) income attributable to predecessor	(16,043)	—	(23,434)	—	23	770	(38,684)
Capital contributions from Foresight Reserves LP	5,665	—	5,654	—	—	—	11,319
Contribution of net assets to Foresight Energy LP	25,643	—	34,988	—	(50,733)	(9,898)	—
Cash distributions	(79,733)	—	(72,100)	—	—	(519)	(152,352)
Equity-based compensation	13,704	—	—	—	—	—	13,704
Issuance of equity-based awards	—	361,077	—	215,796	—	—	—
Distribution equivalent rights on LTIP awards	(623)	—	—	—	—	—	(623)
Net settlement of withholding taxes on issued LTIP awards	(878)	—	—	—	—	—	(878)
Predecessor Balance at December 31, 2015	$186,660	65,192,389	$(166,061)	64,954,691	$—	$(1,716)	$18,883
Net (loss) income attributable to predecessor	(90,015)	—	(88,774)	—	—	169	(178,620)
Cash distributions	—	—	—	—	—	(182)	(182)
Deemed distribution - acquisition of variable interest entities	(922)	—	(907)	—	—	1,729	(100)
Capital contribution from Foresight Reserves LP	525	—	521	—	—	—	1,046
Equity-based compensation	5,106	—	—	—	—	—	5,106
Issuance of equity-based awards	—	912,284	—	—	—	—	—
Distribution equivalent rights on LTIP awards	84	—	—	—	—	—	84
Net settlement of withholding taxes on issued LTIP awards	(810)	—	—	—	—	—	(810)
Predecessor Balance at December 31, 2016	$100,628	66,104,673	$(255,221)	64,954,691	$—	$—	$(154,593)
Net loss attributable to predecessor	(56,259)	—	(54,925)	—	—	—	(111,184)
Issuance of common units to Murray Energy (affiliate)	60,586	9,628,108	—	—	—	—	60,586
Reclassification of warrants	41,888	—	—	—	—	—	41,888
Equity-based compensation	318	—	—	—	—	—	318
Issuance of equity-based awards	—	235	—	—	—	—	—
Predecessor balance at March 31, 2017	$147,161	75,733,016	$(310,146)	64,954,691	$—	$—	$(162,985)
Pushdown accounting adjustment	449,308	—	714,170	—	—	—	1,163,478
Successor balance at March 31, 2017	$596,469	75,733,016	$404,024	64,954,691	$—	$—	$1,000,493
Net loss attributable to successor	(52,143)	—	(51,906)	—	—	—	(104,049)
Cash distributions	(9,725)	—	—	—	—	—	(9,725)
Pushdown accounting adjustment	(113,621)	—	(97,453)	—	—	—	(211,074)
Conversion of warrants, net	—	1,770,343	—	—	—	—	—
Equity-based compensation	575	—	—	—	—	—	575
Issuance of equity-based awards	—	141,130	—	—	—	—	—
Distribution equivalent rights on LTIP awards	(2)	—	—	—	—	—	(2)
Net settlement of withholding taxes on issued LTIP awards	(392)	—	—	—	—	—	(392)
Successor balance at December 31, 2017	$421,161	77,644,489	$254,665	64,954,691	$—	$—	$675,826

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Cash Flows

(In Thousands)

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities
Net loss	$(104,049)	$(111,184)	$(178,620)	$(38,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	167,794	39,298	164,212	195,415
Amortization of debt issuance costs and debt discount	1,927	6,365	12,580	6,878
Contract amortization	1,408	—	—	—
Equity-based compensation	575	318	5,106	13,704
Loss (gain) on commodity derivative contracts	2,607	1,492	23,752	(45,691)
Settlements of commodity derivative contracts	(172)	3,724	12,644	61,223
Realized gains on commodity derivative contracts included in investing activities	—	(3,520)	—	(19,073)
Change in fair value of warrants	—	(9,278)	17,124	—
Long-lived asset impairments	42,667	—	74,575	12,592
Transition and reorganization expenses paid by Foresight Reserves (affiliate)	—	—	2,333	10,032
Current period interest expense converted into debt	—	—	31,484	—
Non-cash debt extinguishment expense	—	95,510	11,124	—
Non-cash impact of recording coal inventory to fair value in pushdown accounting	8,868	—	—	—
Other	245	1,321	4,897	5,208
Changes in operating assets and liabilities:
Accounts receivable	52	19,695	6,420	19,586
Due from/to affiliates, net	(14,321)	(13,157)	12,940	(25,345)
Inventories	4,788	(917)	7,858	27,994
Prepaid expenses and other assets	(46)	(2,375)	(7,608)	(250)
Prepaid royalties	1,368	(241)	(15,790)	(18,945)
Commodity derivative assets and liabilities	633	(532)	3,938	(1,911)
Accounts payable	8,363	7,324	5,779	(5,014)
Accrued interest	8,961	(9,803)	22,905	(562)
Accrued expenses and other current liabilities	(11,574)	(3,430)	5,537	874
Other	1,963	1,782	2,030	2,381
Net cash provided by operating activities	122,057	22,392	225,220	200,412
Cash flows from investing activities
Investment in property, plant, equipment and development	(56,547)	(19,908)	(54,584)	(85,026)
Investment in financing arrangements with Murray Energy (affiliate)	—	—	—	(75,000)
Settlement of certain coal derivatives	—	3,520	—	19,073
Return of investment on financing arrangements with Murray Energy (affiliate)	2,199	705	2,689	2,172
Acquisition of an affiliate	—	—	(100)	—
Proceeds from sale of equipment	—	1,898	4,366	—
Net cash used in investing activities	(54,348)	(13,785)	(47,629)	(138,781)
Cash flows from financing activities
Net change in borrowings under revolving credit facility	—	(352,500)	—	33,000
Net change in borrowings under A/R securitization program	(21,200)	7,000	(26,800)	41,000
Proceeds from long-term debt and capital lease obligations	—	1,234,438	—	59,325
Payments on long-term debt and capital lease obligations	(33,971)	(970,721)	(45,692)	(44,440)
Payments on short-term debt	(3,631)	—	(739)	(2,559)
Proceeds from issuance of common units to Murray Energy (affiliate)	—	60,586	—	—
Distributions paid	(9,725)	—	(182)	(152,352)
Debt extinguishment costs	—	(57,645)	—	—
Debt issuance costs paid	—	(27,328)	(15,735)	(2,751)
Other	(1,238)	(1,892)	(2,291)	(1,825)
Net cash used in financing activities	(69,765)	(108,062)	(91,439)	(70,602)
Net increase (decrease) in cash and cash equivalents	(2,056)	(99,455)	86,152	(8,971)
Cash and cash equivalents, beginning of period	4,235	103,690	17,538	26,509
Cash and cash equivalents, end of period	$2,179	$4,235	$103,690	$17,538

See accompanying notes.

Foresight Energy LP

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves, LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of Foresight Energy LP (“FELP”), Foresight Reserves and a member of management contributed their ownership interests in FELLC to FELP for which they were issued common and subordinated units in FELP. FELP has been managed by Foresight Energy GP LLC (“FEGP”) since the IPO. On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% noncontrolling economic interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership percentage of the Partnership’s limited partner units. On March 28, 2017, Murray Energy acquired an additional 46% voting interest in FEGP, thereby increasing Murray Energy’s voting interest in FEGP to 80%.

Murray Energy’s acquisition of the incremental ownership in FEGP resulted in its obtaining control of FELP. Under Accounting Standards Codification (“ASC”) 805-50-25-4, Murray Energy, as the acquirer of FELP through FEGP, has the option to apply pushdown accounting in the separate financial statements of the acquiree. Murray Energy elected to adopt pushdown accounting in our stand alone financial statements and therefore we have reflected the required pushdown accounting adjustments in our consolidated financial statements (see Note 3).

Also, due to the application of pushdown accounting, our consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The periods prior to the acquisition date are identified as “Predecessor” and the period after the acquisition date is identified as “Successor”. For accounting purposes, management has designated the acquisition date as March 31, 2017 (the “Acquisition Date”), as the operating results and change in financial position for the intervening period was not material

As used hereafter in this report, the terms “Foresight Energy LP,” “FELP,” the “Partnership,” “we,” “us” or like terms, refer to the combined consolidated results of Foresight Energy LP, and FELLC and its consolidated subsidiaries and affiliates, unless the context otherwise requires or where otherwise indicated. The information presented in this Annual Report on Form 10-K contains, for all periods presented, the combined consolidated financial results of Foresight Energy LP, FELLC, and VIEs for which FELLC or its subsidiaries are the primary beneficiary.

The Partnership operates in a single reportable segment and currently has four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event (the “Hillsboro combustion event”). We are uncertain as to when production will resume at this operation. Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern half of the United States, as well as overseas markets. Intercompany transactions are eliminated in consolidation.

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

Allowance for Doubtful Accounts

The Partnership evaluates the need for an allowance for uncollectible receivables based on a review of account balances that are likely to be uncollectible, as determined by such variables as customer creditworthiness, the age of the receivables and disputed amounts. Historically, credit losses have been insignificant. At December 31, 2017 and 2016, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

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

Prepaid Royalties

Prepaid royalties consist of recoupable minimum royalty payments due under various lease agreements entered into by the Partnership. Prepaid royalties expected to be recouped within one year are classified as current assets in the Partnership’s consolidated balance sheets. The Partnership continually evaluates its ability to recoup prepaid royalty balances, which includes, among other factors, assessing mine production plans, sales commitments, future coal market conditions and remaining years available for recoupment. The contractual recoupment periods on the prepaid royalty balances generally range from five to ten years from the date the minimum royalty was paid. During the year ended December 31, 2016, we established a $74.6 million reserve against our contractual prepaid royalties (see Note 15). Prepaid royalties were adjusted to fair value in accordance with the application of pushdown accounting (see Note 3).

Murray Energy Transport Lease and Overriding Royalty Agreements

In April 2015, American Century Transport LLC (“American Transport”), a subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport leased to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at American Energy’s Century Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport receives from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease. The unearned income is reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned.

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

Property, Plant, Equipment and Development, Net

Property, plant and equipment are recorded at cost. Costs that extend the useful lives or increase the productivity of the assets are capitalized, while normal repairs and maintenance that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Interest costs applicable to major additions are capitalized during the construction period. Interest costs capitalized into property, plant, equipment and development, net for the period January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to December 31, 2017, and for the years ended December 31, 2016 and 2015, were $0.1 million, $0 million, $0.5 million, and $1.9 million, respectively. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Machinery and equipment under capital lease agreements are amortized using the straight-line method over the useful lives of the assets given that, in each case, ownership transfers at the end of the lease terms. The cost of acquiring land (subsidence) rights and mineral rights is amortized using the units-of-production method over the mineral reserves benefited by the costs. The estimated useful lives of machinery and equipment, buildings and structures and other categories are as follows:

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

Impairment of Depreciable Assets

The Partnership records impairment losses on depreciable assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. During the period from April 1, 2017 to December 31, 2017, there was $42.7 million in impairment losses recorded on depreciable assets that may be permanently sealed within or may not be recovered from our Hillsboro mine (see Note 3). There were no impairment losses recorded on depreciable assets during the period January 1, 2017 to March 31, 2017 and the years ended December 31, 2016 and 2015.

Debt Issuance Costs

The Partnership capitalizes costs incurred in connection with the issuance of debt and the establishment of credit facilities and capital leasing arrangements. Debt financing costs related to revolving credit facilities are recorded as an asset in our consolidated balance sheets and deferred issuance costs related to non-revolving facilities is recorded as a contra to the debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using either the effective interest method or straight-line method, as applicable. The debt financing costs have been adjusted to a fair value of zero as part of pushdown accounting.  Accordingly, there was no amortization expense for the period from April 1, 2017 to December 31, 2017 and the unamortized debt issuance costs were $0 as of December 31, 2017.  Amortization expense of $2.5 million, $7.5 million and $6.0 million is included in interest expense for the for the period January 1, 2017 to March 31, 2017, and for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, unamortized debt issuance costs were $19.3 million.

Sale-Leaseback Financing Arrangements

The Partnership is party to two arrangements in which it sold assets, to what was at the time an affiliate, and immediately leased those assets back from the affiliates. Because the Partnership has continued involvement in the assets sold, the proceeds received on the sale of the assets were recorded as long-term financing arrangements (liabilities) in our consolidated balance sheets. Under both of these arrangements, the Partnership pays a fixed minimum payment, as well as contingent payments for volumes in excess of the contractual minimum payments. Interest is accrued on the outstanding principal amounts of the financing arrangements using an implied interest rate, which was initially determined at inception of the lease and is adjusted for changes in expected amounts and timing of future payments based on the mine plans. Payments are first applied against accrued interest and any excess is applied against the outstanding principal. The Partnership accounts for such changes by adjusting in the current period, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied). The sale-leasebacks were adjusted to fair value as part of pushdown accounting. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the consolidated statements of operations could be significant.

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

Contract-Based Intangibles

The Partnership’s contract-based intangibles, consisting of favorable and unfavorable sales contract assets and liabilities and unfavorable royalty agreement liabilities, are amortized into contract amortization in the consolidated statement of operations. Coal sales contracts are amortized on a per ton basis as coal is sold throughout the term of each individual sales contract, which range from one to three years. Royalty agreements are amortized over a weighted average period of 17.2 years.

Net unfavorable contract-based intangibles were $160.1 million (net of amortization expense of $1.4 million) as of December 31, 2017.  The estimated aggregate amortization expense (benefit), net, related to contract-based intangibles to be recognized in each of the years ending December 31 is as follows (in thousands):

2018	$(17,437)
2019	(10,902)
2020	(8,939)
2021	(8,721)
2022	(8,721)
Thereafter	(105,363)

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

Warrant Liability

Our warrant liability was required to be accounted for at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any of the features requiring liability treatment expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating expense (income) in our consolidated statements of operations. Upon the Note Redemption (as defined in Note 10) on the 2017 Refinancing Closing Date (as defined in Note 10), the establishment of an exchange rate for the conversion of the warrants to a number of common units resulted in the warrants meeting the “indexed to its own stock exception” under ASC 815-40-15-7C; and therefore, the warrant liability was reclassified to partners’ capital and will not be remeasured prospectively.

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

Our tax counsel provided an opinion at the time of the IPO that FELP will be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding our classification as a partnership for federal income tax purposes. The Tax Cuts and Jobs Act of 2017 signed into law on December 22, 2017, is not expected to have a material impact on our consolidated financial statements.

FELLC, its subsidiaries and controlled entities were established as limited liability companies, and thus for federal and, if applicable, state and local income tax purposes, are treated as pass-through entities. Therefore, no provision for income taxes was included in the consolidated financial statements.

Supplemental Cash Flow Information

The following is supplemental information to the consolidated statements of cash flows:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Supplemental disclosure of cash flow information:
Cash interest paid, net of amount capitalized	$91,549	$39,761	$80,542	$111,155

Supplemental disclosure of noncash investing and financing activities:
Interest converted into debt	$—	$24,211	$49,203	$—
Fair value of warrants issued	$—	$—	$34,045	$—
Noncash capital contribution from Foresight Reserves LP (affiliate)	$—	$—	$1,046	$11,319
Reclassification of warrant liability to partners' capital	$—	$41,888	$—	$—
Modifications to capital lease obligations	$—	$—	$663	$—
Short-term insurance and vendor financing	$6,679	$—	$4,252	$2,806

Newly Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation, which was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as equity or liabilities, an option to recognize gross equity-based compensation expense with actual forfeitures recognized as they occur and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We adopted this update during the first quarter of 2017 and it had an immaterial impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which simplifies the measurement of inventories valued under most methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. We adopted this update during the first quarter of 2017 and it did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18 which clarified the presentation requirements of restricted cash within the statement of cash flows. Under ASU 2016-18, the changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively. We expect this new guidance to require adjustments to the presentation of our consolidated financial statements. As of December 31, 2017, we had restricted cash of $0.1 million, which is included in other long-term assets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Partnership’s primary source of revenue is from the sale of coal through short-term and long-term contracts. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach and the adoption did not have a material effect on our financial position and results of operations as the timing of revenue recognition related to coal sales will remain consistent between ASU 2014-09 and current revenue recognition guidance. Additionally, there will be no cumulative adjustment to partners’ capital. The additional financial statement disclosures are required beginning with 2018 reporting.

In February 2016, the FASB updated guidance regarding the accounting for leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements and related disclosures. We currently disclose our future minimum payments on our contractual royalty obligations and operating lease obligations, (see Note 12) and we will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard.

3. Recent Transactions and Events

August 2016 Restructuring Transactions

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy (see Note 15) constituted a change of control under the indenture (the “2021 Senior Notes Indenture”) governing our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) and that an event of default occurred under the 2021 Senior Notes Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015 (the “2015 Delaware Court of Chancery change-of-control litigation”). Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under FELLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s securitization program and certain other financing arrangements, including our longwall financing arrangements. The existence of an event of default prohibited us access to borrowings or other extensions of credit under our revolving credit facility and our failure to pay the semi-

annual interest payments on the 2021 Senior Notes of $23.6 million due on February 15, 2016 and August 15, 2016 resulted in additional events of default.

On August 30, 2016 (the “2016 Restructuring Closing Date”), we completed a global restructuring of our indebtedness. The restructuring transactions (the “August 2016 Restructuring Transactions”) alleviated existing defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Court of Chancery change-of-control litigation related to the purchase and sale agreement between Foresight Reserves and Murray Energy. See Notes 10 and 15 for additional discussion on the debt restructuring and certain governance and other matters impacted by the August 2016 Restructuring Transactions.

During the years ended December 31, 2016 and 2015, we incurred legal and financial advisor fees of $21.8 million and $3.9 million, respectively, related to the above issues, which have been recorded as debt restructuring costs in the consolidated statements of operations. No legal and financial advisor fees were incurred related to the above issues during the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017.

March 2017 Refinancing Transactions

On March 28, 2017 (the “2017 Refinancing Closing Date”), FELP completed a series of transactions to refinance certain previously outstanding indebtedness (the “March 2017 Refinancing Transactions”). See Notes 10 and 15 for additional discussion on the debt restructuring and certain governance and other matters impacted by the March 2017 Refinancing Transactions.

During the period January 1, 2017 to March 31, 2017, we incurred charges of $95.5 million related to the above issues, which have been recorded in loss on early extinguishment of debt in the consolidated statements of operations.

Pushdown Accounting

Pursuant to the acquisition by Murray Energy of the controlling interest in FEGP, management (see Note 1 and Note 15), with the assistance of a third-party valuation firm, has estimated the fair value of FELP’s assets and liabilities as of the Acquisition Date. Given that the valuation performed by the third-party valuation firm was not complete as of the Acquisition Date, the values of certain assets and liabilities were preliminary in nature and were adjusted as additional analysis was performed and as additional information was obtained about the facts and circumstances that existed at the Acquisition Date. As a result, adjustments to this allocation occurred as the valuation and the related pushdown accounting was finalized (such finalization to be completed within one year of the Acquisition Date, per the terms of ASC 805-50-25-4). Adjustments to the fair value of FELP’s asset and liabilities as of the Acquisition Date were recorded during the period in which the adjustment is determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the Acquisition Date (i.e. the historical reported financial statements will not be retrospectively adjusted). Pushdown accounting was finalized during the fourth quarter of 2017.

The fair value of our mineral rights, which are controlled through private coal leases, were established utilizing discounted cash flow (“DCF”) models. The DCF models were based on assumptions market participants would use in the pricing of these assets as well as projections of revenues and expenditures that would be incurred to mine or maintain these coal reserves through the life of mine. Our DCF models assume that the combustion event at our Hillsboro mine will subside and that production will resume at this mine.  The tax-effected discount rates utilized in the DCF models ranged from 11.5% to 15.5% and the future cash flows were based on our forecast models, which included a variety of estimates and assumptions, such as pricing and demand for coal and expected future capital expenditures. Coal pricing was based principally on third-party forward pricing curves, adjusted for the quality and expected sales point of our coal.

The fair value of plant and equipment was established with the assistance of a third-party valuation firm utilizing both market and cost approaches. The market approach was used to estimate the value of assets where detailed product specification data and maintenance history for the asset was available and an active market was identified for comparable property. The cost approach was utilized where there were limitations in the secondary equipment market. Under the cost approach, an estimate of the replacement cost of the asset was made adjusting for depreciation due to physical deterioration and also contemplated functional and economic obsolescence, where appropriate. Useful lives were assigned to all assets based on remaining future economic benefit of each asset.

The carrying values of certain of FELP's assets and liabilities in this estimate were assumed to approximate their fair values.

Due to the unobservable inputs used in the valuation, the fair values of the assets and liabilities of FELP as of the Acquisition Date are considered Level 3 fair value measurements.

The net pushdown accounting adjustments to record the assets and liabilities of FELP to fair value as of the Acquisition Date resulted in a $952 million net increase to net assets, and was comprised of the following adjustments from carrying value as of the Acquisition Date (in thousands):

	Acquisition Date Carrying Value	Adjustments		Acquisition Date Fair Value
Working capital and certain other long-term asset accounts	$108,505	$(44,192)	(1)	$64,313
Mineral rights, land and land rights	94,693	1,499,139	(2)	1,593,832
Plant, equipment and development	1,201,589	(261,739)	(2)	939,850
Contract-based intangibles, net	—	(158,674)		(158,674)
Deferred debt issuance costs	33,879	(33,879)		—
Sales-leaseback financing arrangements	(191,668)	(9,267)		(200,935)
Long-term debt and other long-term liabilities	(1,409,983)	(38,984)	(1)	(1,448,967)
	$(162,985)	$952,404		$789,419

(1) – Working capital and other long-term liabilities include liabilities of $16.9 million and $38.9 million, respectively, for certain royalty and transportation executory contracts under which we have contractual future minimum required payments but we do not expect to receive any future economic benefits.

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

The following table presents each major class of intangible assets identified as of the Acquisition Date (in thousands):

Unfavorable sales contracts, net	$(9,214)
Unfavorable royalty agreements	(149,460)
Total contract-based intangibles, net	$(158,674)

The fair values of unfavorable sales contracts, net and unfavorable royalty agreements were determined using a DCF model based on the difference between estimated market rates and actual contract rates for each of the respective contracts. The favorable and unfavorable sales contract assets and liabilities will be amortized into contract amortization in the consolidated statement of operations on a per ton basis as the coal is sold throughout the term of each individual sales contract, which range from one to three years.  The unfavorable royalty agreement liabilities will be amortized into contract amortization in the consolidated statement of operations over a weighted average period of 17.2 years.

Hillsboro Impairment

Our Hillsboro mine experienced an underground combustion event beginning in March 2015. We are uncertain as to when production will resume at this operation, if ever, but we are working closely with the Mine Safety and Health Administration (“MSHA”) and the Illinois Office of Mines and Minerals Mine Safety and Training Division to ensure the safety of our employees throughout the process and to explore alternatives to safely resolve this issue.

On December 20, 2017, the Partnership submitted a re-entry plan to MSHA for our Hillsboro mine.  The re-entry submission contains a plan for the permanent sealing of the current longwall district immediately upon MSHA’s approval.  In connection with the proposed re-entry plan, certain longwall equipment and other related assets will be permanently sealed within or will not be recovered from the Hillsboro mine. As a result, the Partnership recorded $42.7 million in impairment losses on these assets during the period from April 1, 2017 to December 31, 2017.

4. Transition and Reorganization Costs

In April 2015, in connection with Murray Energy acquiring an ownership interest in the Partnership and its general partner, we entered into a Management Services Agreement (the “MSA”) with Murray American Coal Inc. (the “Manager”), a subsidiary of Murray Energy, with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicate selling, general and administrative expenses (see Note 15). The costs were primarily comprised of retention compensation to certain employees during the transition period and termination benefits to employees whose positions were eliminated as a result of the MSA. Transition and reorganization costs were comprised of the following for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In Thousands)	(In Thousands)
Retention compensation paid by Foresight Reserves and pushed down to FELP	$—	$—	$2,333	$10,032
Equity-based compensation	—	—	4,315	4,322
Cash retention and termination benefits	—	—	—	5,878
Legal and other charges	—	—	241	1,201
Transition and reorganization costs	$—	$—	$6,889	$21,433

5. Commodity Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we enter into long-term, fixed price coal supply sales agreements and coal derivative swap contracts.

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we had outstanding coal derivative swap contracts with financial institutions to fix the selling price on future coal sales. Coal derivative swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments and expected future sales. The coal derivative swap contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the consolidated balance sheets (see Note 17). As of December 31, 2017, we had no coal derivative swap agreements outstanding.

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. During the years ended December 31, 2016 and 2015, to limit our exposure to diesel fuel price volatility, we had swap agreements with financial institutions which provided a fixed price per unit for the volume of purchases being hedged. As of December 31, 2017, we had no diesel swap agreements outstanding.

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

The settlements of commodity derivative contracts and (loss) gain on commodity derivative contracts for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, are as follows:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In Thousands)	(In Thousands)
Settlements of commodity derivative contracts	$(172)	$3,724	$12,644	$61,223

(Loss) gain on commodity derivative contracts	$(2,607)	$(1,492)	$(23,752)	$45,691

We received $3.5 million, $0 million, $0 million, and $19.1 million in proceeds in the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, respectively, from the settlement of derivatives that were reclassified from an operating cash flow activity to an investing activity in the consolidated statements of cash flows because the derivative contracts were settled prior to the expiration of their contractual maturities and prior to the delivery date of the underlying sales contracts.

6. Accounts Receivable

Accounts receivable consists of the following:

	(Successor)	(Predecessor)
	December 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Trade accounts receivable	$31,225	$42,862
Other receivables	3,933	12,043
Total accounts receivable	$35,158	$54,905

7. Inventories, Net

Inventories, net consist of the following:

	(Successor)	(Predecessor)
	December 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Parts and supplies	$17,196	$18,712
Raw coal	5,577	4,907
Clean coal	17,766	19,433
Total inventories, net	$40,539	$43,052

8. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	(Successor)	(Predecessor)
	December 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Land, land rights and mineral rights	$1,639,980	$99,909
Machinery and equipment	580,649	1,186,450
Machinery and equipment under capital leases	127,064	102,662
Buildings and structures	221,625	246,132
Development costs	16,644	774,297
Other	3,449	9,156
Property, plant, equipment and development	2,589,411	2,418,606
Less: accumulated depreciation, depletion and amortization	(210,806)	(1,099,669)
Property, plant, equipment and development, net	$2,378,605	$1,318,937

In conjunction with pushdown accounting, property, plant, equipment and development was measured at fair value as of the Acquisition Date, which also impacted how value was assigned between the categories within property, plant, equipment and development (see Note 3).

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(Successor)	(Predecessor)
	December 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Employee compensation, benefits and payroll taxes	$14,236	$13,065
Freight and transportation	7,783	2,100
Liquidated damages (non-affiliate), net	1,881	5,828
Litigation reserve	700	4,800
Royalties (non-affiliate)	6,442	4,117
Royalty and transportation contracts (1)	16,948	—
Taxes other than income	7,453	6,819
Other	6,999	6,863
Total accrued expenses and other current liabilities	$62,442	$43,592

(1)

Consists of certain royalty and transportation executory contracts under which we have contractual future minimum required payments but we do not expect to receive any future economic benefits (see Note 3).

10. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	(Successor)	(Predecessor)
	December 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Prior Second Lien Notes	$—	$349,100
2017 Exchangeable PIK Notes	—	299,859
Prior Revolving Credit Facility ($450.0 million capacity)	—	352,500
Prior Term Loan due 2020	—	295,667
2023 Second Lien Notes	425,000	—
New Term Loan due 2022	818,813	—
Revolving Credit Facility ($170.0 million capacity)	—	—
Trade A/R Securitization Program	—	14,200
5.78% longwall financing arrangement	28,012	39,217
5.555% longwall financing arrangement	30,937	41,250
Capital lease obligations	25,378	41,457
Subtotal - Total principal outstanding on long-term debt and capital lease obligations	1,328,140	1,433,250
Unamortized deferred financing costs and debt discounts	(13,608)	(42,187)
Total long-term debt and capital lease obligations	1,314,532	1,391,063
Less: current portion	(109,532)	(368,993)
Non-current portion of long-term debt and capital lease obligations	$1,205,000	$1,022,070

August 2016 Restructuring Transactions

On August 30, 2016 (the “2016 Restructuring Closing Date”), we completed a global restructuring of our indebtedness (the “August 2016 Restructuring Transactions”). The August 2016 Restructuring Transactions described below alleviated the then existing defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Court of Chancery change-of-control litigation. As a result of the August 2016 Restructuring Transactions and the resolution of the 2015 Delaware Court of Chancery change-of-control litigation, certain of our outstanding long-term debt and capital lease obligations were no longer reflected as a current liability in the consolidated balance sheets and were no longer subject to default interest rates.

Also, as a result of the August 2016 Restructuring Transactions, a loss on the early extinguishment of debt of $13.2 million was recognized during the year ended December 31, 2016 for the write-off of $11.0 million of unamortized debt discount and debt issuance costs associated with the extinguishment of our 7.875% Senior Notes due 2021 and the reduction in borrowing capacity under our Prior Revolving Credit Facility and due to the incurrence of $2.2 million in costs related to the modification of our debt which were expensed in accordance with the authoritative accounting literature on debt modifications. Lender and third-party professional fees totaling $13.5 million were deferred and were to be amortized over the remaining lives of the respective debt instruments.

Exchange of 2021 Senior Notes for New Notes and Warrants

On the 2016 Restructuring Closing Date, the Partnership exchanged $599.8 million in aggregate principal amount of our 2021 Senior Notes and the accrued and unpaid interest thereon for the following consideration:

•	(i) $349.1 million in aggregate principal of Senior Secured Second Lien PIK Notes due 2021 (the “Prior Second Lien Notes”);
•

(ii) $299.9 million in aggregate principal of Senior Secured Second Lien Exchangeable PIK Notes due 2017 (the “2017 Exchangeable PIK Notes,” and, together with the Prior Second Lien Notes, the “New Notes”); and

•

(iii) 516,825 warrants (the “Warrants”) to acquire newly issued common units of FELP (the “Common Units”) equal to 4.5% of the total limited partner units of FELP outstanding on the date of a Note Redemption (as defined below) (after giving effect to the full exercise thereof and the Note Redemption).

On the 2016 Restructuring Closing Date, we also redeemed the remaining $175,000 in aggregate principal amount of 2021 Senior Notes that were not exchanged. Upon such redemption, the obligations under the 2021 Senior Notes and the 2021 Senior Notes Indenture were satisfied and discharged.

A liability of $34.0 million for the fair value of the Warrants was recorded in our consolidated balance sheet as of the 2016 Restructuring Closing Date and the offset was recognized as a debt discount to the New Notes. The discount was allocated pro rata between the Prior Second Lien Notes and the 2017 Exchangeable PIK Notes in proportion to the relative fair value of each instrument held by a person other than the Reserves Investor Group (as defined in Note 15) on the 2016 Restructuring Closing Date (only the unaffiliated holders of the New Notes received the Warrants on the 2016 Restructuring Closing Date). The $25.0 million discount allocated to the Prior Second Lien Notes and the $9.0 million discount allocated to the 2017 Exchangeable PIK Notes was amortized using the effective interest method over their respective maturities.

Terms of the New Notes

The Prior Second Lien Notes were issued pursuant to an indenture and had a maturity date of August 15, 2021. The Prior Second Lien Notes bore interest at a rate of: (i) 9.0% per annum until August 15, 2018 and 10.0% per annum thereafter, in each case, payable in cash on each interest payment date; and (ii) 1.0% per annum payable in kind. Interest is payable semi-annually on February 15th and August 15th, commencing on February 15, 2017. Interest expense on the Prior Second Lien Notes was recorded such that a constant effective interest rate was to be recognized over the duration of the notes. The Partnership may redeem the Prior Second Lien Notes in whole or in part subject to the redemption premiums and provisions in the indenture.

The 2017 Exchangeable PIK Notes were issued pursuant to an indenture (the “Exchangeable PIK Notes Indenture) and had a maturity date of October 3, 2017 (the “Exchangeable PIK Notes Maturity Date”). The 2017 Exchangeable PIK Notes bore interest payable in kind at a rate of 15.0% per annum, payable on March 1, 2017 and October 3, 2017.

We could redeem, repurchase, refinance, defease or otherwise retire (any of the foregoing, a “redemption”) all of the 2017 Exchangeable PIK Notes on or prior to October 2, 2017 for cash at 100% of the principal amount thereof plus accrued interest (any such redemption, an “Exchangeable PIK Note Retirement”). In addition to the Exchangeable PIK Note Retirement, Murray Energy, an affiliate of Murray Energy or a group of persons which includes Murray Energy or any of its affiliates (collectively, the “Murray Group”) had the right to purchase all (but not less than all) of the 2017 Exchangeable PIK Notes on or prior to October 2, 2017 for cash at a price equal to 100% of the principal amount of the 2017 Exchangeable PIK Notes plus accrued interest (a “Murray Purchase,” and together with an Exchangeable PIK Note Retirement and any repayment of the 2017 Exchangeable PIK Notes in full in cash that occurs on the Exchangeable PIK Notes Maturity Date, a “Note Redemption”). Upon a Murray Purchase, the Murray Group would receive FELP units equal to the principal and interest settlement amount multiplied by the lesser of: (a) a number equal to one divided by 92.5% of the last thirty days weighted-average trading price or (b) 1.12007 common units per $1.00 principal amount of 2017 Exchangeable PIK Notes. The Partnership and Murray Energy may each purchase less than all of the outstanding 2017 Exchangeable PIK Notes, so long as the combination results in redemption of all of the 2017 Exchangeable PIK Notes. The 2017

Exchangeable PIK Note Retirement may be funded with the proceeds from an investment by the Murray Group or any member thereof in FELP, from general working capital or from any other source permitted by the Exchangeable PIK Notes Indenture (and subject to compliance with the Partnership’s other debt agreements). If the Exchangeable PIK Notes have not been redeemed or purchased for cash at 100% of the principal amount thereof plus accrued interest by the Exchangeable PIK Notes Maturity Date, then all outstanding 2017 Exchangeable PIK Notes (including all principal, interest and other amounts outstanding thereunder) shall be exchanged for common units representing 75% of FELP’s outstanding limited partner units on the Exchangeable PIK Notes Maturity Date, subject to adjustment on account of certain anti-dilution protections.

The obligations under the New Notes were unconditionally guaranteed on a senior secured basis by each of FELP’s wholly owned domestic subsidiaries that guarantee the Senior Secured Credit Facilities (other than Foresight Energy Finance Corporation) and on a senior unsecured basis by FELP and were secured by second-priority perfected liens on substantially all of our and the subsidiary guarantors’ existing and future assets, subject to certain exceptions.

Senior Secured Credit Facilities

On the 2016 Restructuring Closing Date, FELLC entered into an amendment to its senior secured credit facilities (as amended, the “Senior Secured Credit Facilities”), pursuant to which outstanding defaults under its existing credit agreement were waived and the credit agreement was amended and restated as set forth in the third amended and restated credit agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, $297.8 million in term loans remained outstanding on the 2016 Restructuring Closing Date to mature in August 2020 (the “Prior Term Loan due 2020”) and the commitments under our $550.0 million revolving credit facility (the “Prior Revolving Credit Facility”), which terminates in August 2018, was reduced to $450.0 million on December 31, 2016. The Amended Credit Agreement also added an anti-hoarding provision under our Prior Revolving Credit Facility which prohibited new borrowings if the aggregate amount of our unrestricted cash and cash equivalents (taking into account certain pending applications of cash) exceeded $35.0 million both before and after giving effect to such borrowings when taking into account the intended use of such loan proceeds for bona fide purposes within 60 days. Mandatory term loan prepayments were required to be made based on an excess cash flow calculation, as defined by the Amended Credit Agreement, for the second half of fiscal year 2016 and full fiscal year 2017, sales of assets, certain proceeds from net insurance recoveries and condemnation awards and certain incurrence of indebtedness, subject, in each case, to customary exceptions and thresholds. The excess cash flow generated during the second half of fiscal year 2016 and business interruption insurance recoveries from the Hillsboro combustion event required that we prepay $26.9 million of Term Loan principal, $2.1 million of which was paid in 2016 and the remainder was due during the first quarter of 2017.

Under the Amended Credit Agreement, borrowings under our Prior Revolving Credit Facility bore interest at a rate equal to, at our option: (i) LIBOR (subject to a LIBOR floor of 0%) plus an applicable margin ranging from 3.50% to 4.50%; or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.50%; in each case, determined in accordance with our consolidated net leverage ratio. Our Term Loans bear interest of a rate equal to, at our option: (i) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.50%; or (ii) a base rate plus 4.50%. We were also required to pay a commitment fee of 0.50% to the lenders under the Prior Revolving Credit Facility in respect of unutilized commitments thereunder and pay a fronting fee equal to 0.125% per annum of the amount available to be drawn under letters of credit.

The obligations under the Senior Secured Credit Facilities were unconditionally guaranteed on a senior unsecured basis by FELP and on a senior secured basis by our direct and indirect domestic subsidiaries and were secured by first-priority perfected liens on substantially all of our and the subsidiary guarantors’ existing and future assets, subject to certain exceptions.

The Senior Secured Credit Facilities required that we comply on a quarterly basis with certain financial covenants, including a minimum consolidated interest coverage ratio of 2.00:1.00 and a maximum senior secured net leverage ratio ranging from 3.50:1.00 for the fiscal quarter ended December 31, 2016 to 2.75:1.00 for the fiscal quarter ending March 31, 2021 and thereafter. Our Senior Secured Credit Facilities prohibited certain restricted payments, including discretionary dividends, until the later to occur of: (i) June 30, 2018 and (ii) the date on which our obligations under our revolving credit facility have been paid in full, after which restricted payments can be made of up to $25.0 million per year, subject to certain adjustments and exceptions.

The Senior Secured Credit Facilities also required compliance with certain covenants that significantly restricts our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.

March 2017 Refinancing Transactions

On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to FELP in exchange for 9.6 million common units of FELP. The cash was utilized to redeem, pursuant to an equity claw redemption provision, $54.5 million of the then outstanding Prior Second Lien Notes at a redemption price equal to 110% of the principal thereof, plus accrued and unpaid interest.

On March 28, 2017 (the “2017 Refinancing Closing Date”), FELP, together with its wholly-owned subsidiaries Foresight Energy LLC (the “Borrower” or “FELLC”) and Foresight Energy Finance Corporation (the “Co-Issuer” and together with FELLC, the “Issuers”) and certain of the Issuers’ subsidiaries, completed a series of transactions to refinance certain previously outstanding indebtedness (the “March 2017 Refinancing Transactions”). The new debt issued was as follows:

•	the Issuers issued $425.0 million aggregate principal amount of Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) and
•

the Borrower entered into a new credit agreement (the “New Credit Agreement”) providing for new senior secured first-priority credit facilities (the “New Credit Facilities”) consisting of a new senior secured first-priority $825.0 million term loan with a five-year maturity (the “New Term Loan due 2022”) and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility (the “Revolving Credit Facility”).

We incurred third-party professional fees totaling $27.3 million related to the new indebtedness.

The Partnership retired the following indebtedness in the March 2017 Refinancing Transactions:

•	the remaining Prior Second Lien Notes at a redemption price equal to the principal amount thereof plus the applicable premium as of, and accrued and unpaid interest;
•	the 2017 Exchangeable PIK Notes at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest; and
•	the Partnership’s outstanding Senior Secured Credit Facilities, including the Prior Revolving Credit Facility and the Prior Term Loan due 2020, including, in each case, accrued and unpaid interest.

As a result of the March 2017 Refinancing Transactions, a loss on the early extinguishment of debt of $95.5 million was recognized during the period from January 1, 2017 to March 31, 2017 for the incurrence of $57.6 million in make-whole/equity-claw premiums and other cash costs to retire the Prior Second Lien Notes early and the write-off of $37.9 million of unamortized debt discounts and debt issuance costs related to the retired indebtedness.

Description of the New Credit Facilities

On the 2017 Refinancing Closing Date, the Borrower entered into a New Credit Agreement providing for new senior secured first-priority credit facilities consisting of a new senior secured first-priority $825.0 million term loan with a maturity of five years and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility. The New Term Loan was issued at an initial discount of $12.4 million, which is being amortized using the effective interest method over the term of the loan. Amounts outstanding under the New Credit Facilities bear interest as follows:

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

The New Credit Facilities also require us to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions, with:

•                  75% (which will be reduced to 50%, 25% and 0% based on satisfaction of specified net secured leverage ratio tests) of our annual excess cash flow, as defined under the New Credit Facilities;

•                  100% of the net cash proceeds of non-ordinary course asset sales and other dispositions of property, in each case subject to certain thresholds, exceptions and customary reinvestment rights;

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

As of December 31, 2017, $818.8 million in principal was outstanding under the New Term Loan and there were no borrowings outstanding under our Revolving Credit Facility, and available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $9.0 million, was $161.0 million.

We are required to prepay $55.7 million of outstanding borrowings under the Excess Cash Flow Provisions of the New Credit Facilities as of December 31, 2017, which have been included in the current portion of long-term debt and capital lease obligations on our consolidated balance sheets.

Description of the 2023 Second Lien Notes

On the 2017 Refinancing Closing Date, the Issuers issued $425.0 million aggregate principal amount of 2023 Second Lien Notes pursuant to an indenture (the “Indenture”), dated as of the Closing Date, by and among the Issuers, the guarantors party thereto and the trustee. The 2023 Second Lien Notes have a maturity date of April 1, 2023 and bear interest at a rate of 11.50% per annum, payable in cash semi-annually on April 1 and October 1 (commencing on October 1, 2017). The 2023 Second Lien Notes were issued at an initial discount of $3.2 million, which is being amortized using the effective interest method over the term of 2023 Second Lien Notes. The obligations under the 2023 Second Lien Notes are unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis by each of the wholly-owned domestic subsidiaries of the Issuers that guarantee the New Credit Facilities (which do not include Hillsboro Energy LLC). The Indenture contains certain usual and customary negative covenants and events of default, including related to a change in control.

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

As of December 31, 2017, $425.0 million in principal was outstanding under the 2023 Second Lien Notes.

Longwall Financing Arrangements and Capital Lease Obligations

In January 2010, Sugar Camp Energy LLC entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing arrangement is collateralized by the longwall mine equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. On the

2016 Restructuring Closing Date, we entered into an amendment to the 5.78% longwall financing credit agreement under which the lenders waived the existing defaults and the maturity date was accelerated by one year by increasing the last three semi-annual amortization payments. The new maturity date of the 5.78% longwall financing arrangement is June 2019. In addition, the senior secured leverage ratio financial maintenance covenant was amended to be consistent with the Amended Credit Agreement. The outstanding balance as of December 31, 2017 was $28.0 million.

In May 2010, Hillsboro Energy LLC entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing arrangement is collateralized by the longwall mine equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. On the 2016 Restructuring Closing Date, we entered into an amendment to the 5.555% longwall financing credit agreement under which the lenders waived the existing defaults and the maturity date was accelerated by one year by increasing the last four semi-annual amortization payments. The new maturity date of the 5.555% longwall financing arrangement is September 2019. In addition, the senior secured leverage ratio financial maintenance covenant was amended to be consistent with the Amended Credit Agreement. The outstanding balance as of December 31, 2017 was $30.9 million.

In March 2012, FELLC entered into a finance agreement with a financial institution to fund the manufacturing of longwall equipment. Upon taking possession of the longwall equipment during the third quarter of 2012, this interim longwall finance agreement was converted into individual leases with maturities of four and five years beginning on September 1, 2012. These leases contain a bargain purchase option at the end of the lease term and are accounted for as capital lease obligations. Principal and interest payments are due monthly over the terms of the leases. In connection with the August 2016 Restructuring Transactions, we executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations. These waivers, among other things, ratified the existing terms of each applicable equipment financing agreement, provided the lessor with a waiver fee equal to one hundred basis points of the outstanding amount due under the agreement, increased the interest rate by one percent per annum, and, with respect to certain arrangements, released the lessor from any claims that such parties may have against the lessor with respect to the lease. These capital lease obligations bear interest ranging from 5.4% to 6.3%, and principal and interest payments are due monthly over the terms of the leases. As of December 31, 2017, no amount was outstanding under these capital lease obligations.

In November 2014, the Partnership entered into a sale-leaseback financing arrangement with a financial institution under which it sold a set of longwall shields and related equipment to a financial institution for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. In connection with the August 2016 Restructuring Transactions, we also executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations. These waivers, among other things, ratified the existing terms of each applicable equipment financing agreement, provided the lessor with a waiver fee equal to one hundred basis points of the outstanding amount due under the agreement, increased the interest rate by one percent per annum, and, with respect to certain arrangements, released the lessor from any claims that such parties may have against the lessor with respect to the lease. These capital lease obligations bear interest at 5.762% and principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. As of December 31, 2017, $25.4 million was outstanding under these capital lease obligations.

Trade Accounts Receivable Securitization Program

In January 2015, Foresight Energy LP and certain of its wholly-owned subsidiaries, entered into a $70 million receivables securitization program (the “Securitization Program”). Under this Securitization Program, our subsidiaries sell all of their customer trade receivables (the “Receivables”), on a revolving basis, to Foresight Receivables LLC, a wholly-owned and consolidated special purpose subsidiary of Foresight Energy LP (the “SPV”). The SPV then pledges its interests in the Receivables to the securitization program lenders, which make loans to the SPV. When cash is collected from customers on the Receivables, it is temporarily held in a restricted cash account for a short duration and then is transferred to an unrestricted cash account, subject to the sufficiency of our borrowing base and certain other contractual provisions. The Securitization Program has a three-year maturity scheduled to expire on January 12, 2018. The borrowings under the Securitization Program are variable-rate and also carry a commitment fee for unutilized commitments.

In August 2016, we entered into an amended and restated receivables financing agreement pursuant to which commitments under the facility were reduced to $50.0 million. We recorded a loss on extinguishment of debt charge of $0.1 million to write-off a portion of the deferred debt issue costs for the reduction in commitments as part of a forbearance agreement with the lenders. As of December 31, 2017, we had no borrowings outstanding under the Securitization Program and the Securitization Program has been terminated.

Maturity Tables

The following summarizes the contractual principal maturities of long-term debt and capital lease obligations as of December 31, 2017:

	Long-Term Debt	Capital Lease Obligations
	(In Thousands)
2018	$98,061	$11,471
2019	33,056	13,906
2020	8,250	—
2021	8,250	—
2022	730,146	—
Thereafter	425,000	—
Total	$1,302,763	$25,377

The aggregate amounts of remaining minimum lease payments on the Partnership’s capital lease obligations are $27.1 million. Minimum payments from 2018 through 2022 are as follows:

	2018	2019	2020	2021	2022
Minimum lease payments	$12,635	$14,377	$—	$—	$—

11. Sale-Leaseback Financing Arrangements

Macoupin Energy Sale-Leaseback Financing Arrangement

In January 2009, Macoupin entered into a sales agreement with WPP, LLC (“WPP”) and HOD, LLC (“HOD”) (subsidiaries of Natural Resource Partners LP (“NRP”)) to sell certain mineral reserves and rail facility assets (the “Macoupin Sales Arrangement”). NRP was an affiliate of the Partnership (see Note 15). Macoupin received $143.5 million in cash in exchange for certain mineral reserve and transportation assets. Simultaneous with the closing, Macoupin entered into a lease with WPP for mining the mineral reserves (the “Mineral Reserves Lease”) and with HOD for the use of the rail loadout and rail loop (the “Macoupin Rail Loadout Lease” and the “Rail Loop Lease,” respectively). The Mineral Reserves Lease is a 20-year noncancelable lease that contains renewal elections for six additional five-year terms. The Macoupin Rail Loadout Lease and the Rail Loop Lease are 99 year noncancelable leases. Under the Mineral Reserves Lease, Macoupin makes monthly payments equal to the greater of $5.40 per ton or 8.00% of the sales price, plus $0.60 per ton for each ton of coal sold from the leased mineral reserves, subject to a minimum royalty of $4.0 million per quarter through December 31, 2028. After the initial 20-year term, the annual minimum royalty is $10,000 per year. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty under the Mineral Reserves Lease and tonnage fees paid under the Macoupin Rail Loadout and Rail Loop Leases discussed below exceed $4.0 million, Macoupin may generally recoup any unrecouped quarterly payments made during the preceding 20 quarters on a first paid, first recouped basis. The Macoupin Rail Loadout Lease and Rail Loop Lease require an aggregate payment of $3.00 ($1.50 for the rail loop facility and $1.50 for the rail load-out facility) for each ton of coal loaded through the facility for the first 30 years, up to 3.4 million tons per year. After the initial 30-year term, Macoupin would pay an annual rental payment of $20,000 per year for usage of the rail loadout and rail loop. The Macoupin Sales Arrangement, Mineral Reserves Lease, Macoupin Rail Loadout Lease and Rail Loop Lease are collectively accounted for as a financing arrangement (the “Macoupin Sale-Leaseback”). This financing arrangement is recourse to Macoupin and not recourse to Foresight Energy LP or any of its other subsidiaries. We are currently in dispute with WPP in regards to the application of the recoupment provision within the Mineral Reserves Lease (see Note 22).

The Macoupin Sale-Leaseback was adjusted to fair value as of the Acquisition Date as part of pushdown accounting (see Note 3). At December 31, 2017 and 2016, the carrying value of the Macoupin Sale-Leaseback was $133.2 million and $141.9 million, respectively. The effective interest rate on the financing obligation was 14.8% and 13.7% as of December 31, 2017 and 2016, respectively. Interest expense was $4.6 million, $14.0 million, $16.3 million, and $18.8 million for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017 and 2016, interest of $0.1 million and $0 million, respectively, was accrued in the consolidated balance sheets for the Macoupin Sale-Leaseback.

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

The Sugar Camp Sale-Leaseback was adjusted to fair value as of the Acquisition Date as part of pushdown accounting (see Note 3). At December 31, 2017 and 2016, the carrying value of the Sugar Camp Sale-Leaseback was $67.5 million and $50.0 million, respectively. The effective interest rate on the financing, which is derived from the timing and tons of coal to be mined as set forth in the current mine plan and the related cash payments, was 8.4% and 13.7% at December 31, 2017 and 2016, respectively. Interest expense recorded on the Sugar Camp Sale-Leaseback was $1.7 million, $4.1 million, $7.8 million, and $5.4 million for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017 and 2016, interest of $0 million and $2.9 million, respectively, was accrued in the consolidated balance sheets for the Sugar Camp Sale-Leaseback.

Maturity Tables

The following summarizes the maturities of expected principal payments, based on current mine plans, on the Partnership’s sale-leaseback financing arrangements, and accrued interest at December 31, 2017:

	Sale-Leaseback Financing Arrangements	Accrued Interest
	(In Thousands)
2018	$4,148	$51
2019	5,626	—
2020	6,322	—
2021	6,941	—
2022	8,430	—
Thereafter	169,177	—
Total	$200,644	$51

The aggregate amounts of remaining minimum lease payments on the Partnership’s sale-leaseback financing arrangements are $247.3 million. Minimum payments from 2018 through 2022 are as follows:

	2018	2019	2020	2021	2022
Minimum lease payments	$21,000	$21,000	$21,000	$21,000	$21,000

12. Contractual Arrangements and Operating Leases

The Partnership leases certain surface rights, mineral reserves, mining, transportation and other equipment under various lease agreements with affiliated entities and independent third parties in the normal course of business.

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

The following table presents future minimum payments, by year, required under contractual royalty and throughput arrangements with related entities and third parties as of December 31, 2017:

	Royalties – Third Party (1)	Royalties – Related Party	Transportation Minimums – Third Party
	(In Thousands)
2018	$41,671	$18,000	$53,030
2019	41,671	18,000	54,380
2020	41,671	2,000	55,780
2021	38,838	2,000	57,230
2022	32,004	—	36,400
Thereafter	207,677	—	18,500
Total	$403,532	$40,000	$275,320

(1)

Amounts include minimum royalty payments related to our Hillsboro mine.  In July 2015, we declared a force majeure event at our Hillsboro mine. As a result, as of December 31, 2017, we have not made $76.0 million in minimum royalty payments (see Note 22).

The following presents future minimum lease payments, by year, required under noncancelable operating leases with initial terms greater than one year, as of December 31, 2017:

	Operating Leases – Third Party	Operating Leases – Related Party
	(In Thousands)
2018	$2,643	$50
2019	971	50
2020	212	50
2021	100	—
2022	—	—
Thereafter	—	—
Total	$3,926	$150

Total rental expense from operating leases for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015 was $2.6 million, $10.7 million, $12.4 million, and $14.3 million, respectively. Included in rental expense is $2.1 million, $1.6 million, $8.5 million, and $9.0 million for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017 (through May 8, 2017 – see Note 15), and the years ended December 31, 2016 and 2015, respectively, of contingent rental payments to Williamson Transport, a subsidiary of NRP, for the rail loadout facility at Williamson Energy. We pay contingent rental fees, net of a fixed per ton amount received for maintaining the facility, on each ton of coal passed through the rail loadout facility.

13. Asset Retirement Obligations

The change in the carrying amount of asset retirement obligations was as follows:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In Thousands)	(In Thousands)
Balance at beginning of period (including current portion)	$45,605	$44,917	$43,295	$35,580
Accretion expense	2,179	710	3,376	2,267
Adjustments for liabilities incurred or changes in estimates	(1,748)	—	(1,283)	6,579
Expenditures for reclamation activities	(1,965)	(111)	(471)	(1,131)
Other	—	89	—	—
Balance at end of period (including current portion)	44,071	45,605	44,917	43,295
Less: current portion of asset retirement obligations	(4,416)	(8,167)	(7,273)	(18)
Noncurrent portion of asset retirement obligations	$39,655	$37,438	$37,644	$43,277

The credit-adjusted, risk-free interest rates used in determining the asset retirement obligations were 9.8%, 7.5%, 8.5% and 9.8% at December 31, 2017, March 31, 2017, December 31, 2016, and December 31, 2015, respectively.

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

Our liability for CWP benefits was estimated by an independent actuary based on assumptions regarding medical costs, allocated loss adjustment expense, claim development patterns and interest rates. For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we recorded CWP (benefit)/expense of $0.2 million, $0.1 million, $(0.4) million, and $1.4 million, respectively, and have an aggregate CWP liability of $2.4 million and $2.2 million recorded in the consolidated balance sheets as of December 31, 2017 and 2016, respectively.

Our liability for workers compensation benefits was determined by a third-party administrator based on actual claims incurred and the expected development of those claims and claims incurred but not yet reported. For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we recorded workers’ compensation claim expense of $0.7 million, $2.3 million, $3.9 million, and $3.0 million, respectively, and have a workers’ compensation liability of $4.6 million and $4.2 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2017 and 2016, respectively.

15. Related-Party Transactions

Overview

Affiliated entities of FELP principally include: (a) Murray Energy, owner of a 80% interest in our general partner (effective March 28, 2017), owner of all of the outstanding subordinated limited partner units, and owner of approximately 12% of the outstanding common limited partner units (b) Entities owned and controlled by Chris Cline, the former majority owner and former chairman of our general partner and (c) through May 8, 2017, Natural Resource Partners LP (“NRP”) and its affiliates, for which Chris Cline directly and indirectly beneficially owned a 31% and 4% interest in the general and limited partner interests of NRP, respectively. On May 9, 2017, the affiliate owned by Chris Cline sold its holdings in NRP’s general partner.  As a result, NRP and its affiliates were not treated as related parties after May 8, 2017. We routinely engage in transactions in the normal course of business with Murray Energy and its subsidiaries, NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions include, among others, production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements. We also acquire mining equipment from subsidiaries of Murray Energy.

Murray Investments

In April 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and nearly 50% of the outstanding limited partner units in FELP, including all of the outstanding subordinated units. On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to us in exchange for 9,628,108 common units of FELP. On March 28, 2017, following completion of the Refinancing Transactions, Murray Energy exercised its FEGP Option to acquire an additional 46% voting interest in FEGP from Foresight Reserves and a former member of management pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and a former member of management, as amended, thereby increasing Murray Energy’s voting interest in FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. FEGP has continued to govern the Partnership subsequent to this transaction. Murray Energy was also a holder of 17,556 of FELP’s outstanding warrants. All outstanding warrants held by Murray Energy were exercised during the period from April 1, 2017 to December 31, 2017.

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

After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, was $2.5 million, $11.9 million, $8.9 million, and $4.7 million, respectively.

Murray Energy Transport Lease and Overriding Royalty Agreements

For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we recorded other revenues of $1.6 million, $5.0 million, $5.9 million, and $4.0 million, respectively, under the Transport Lease. The total remaining minimum payments under the Transport Lease was $84.8 million at

December 31, 2017, with unearned income equal to $29.1 million. As of December 31, 2017, the outstanding Transport Lease financing receivable was $55.7 million, of which $2.9 million was classified as current in the consolidated balance sheet.

For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we recorded other revenues of $0.8 million, $2.4 million, $2.1 million, and $1.4 million, respectively, under the ORRA. The total remaining minimum payments under the ORRA was $30.1 million at December 31, 2017, with unearned income equal to $18.6 million. As of December 31, 2017, the outstanding ORRA financing receivable was $11.5 million, of which $0.2 million was classified as current in the consolidated balance sheet.

Other Murray Transactions

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we purchased $2.1 million, $11.7 million, $8.3 million, and $3.3 million, respectively, in equipment, supplies and rebuild and other services from affiliates of Murray Energy. During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, our subsidiaries provided $0.1 million, $0.2 million, $0.9 million, and $0.2 million, respectively, in equipment, supplies and rebuild services to affiliates of Murray Energy.

From time to time, we purchase and sell coal to Murray Energy and its affiliates to, among other things, meet each of our customer contractual obligations. We also sell coal to Javelin Global Commodities (“Javelin”), an international commodities marketing and trading joint venture owned by Murray Energy, Uniper (formerly E.ON Global Commodities SE), and management of Javelin. During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we purchased $8.0 million, $0 million, $13.5 million, and $17.4 million, respectively, in coal from Murray Energy and its affiliates and we sold $60.7 million, $215.6 million, $58.4 million, and $23.1 million, respectively, of coal to Murray Energy and its affiliates, including Javelin. As of December 31, 2017, we had commitments to sell $484.7 million in coal to Murray Energy and its affiliates (including Javelin), based on estimated future selling prices.

For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we paid Javelin $0.5 million, $3.7 million, $0.8 million, and $0 million, respectively, in transportation costs related to certain export sales.

For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we paid Javelin $0.7 million, $2.8 million, $0.2 million, and $0 million, respectively, in sales and marketing costs.

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, Murray Energy transported coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company of $0.2 million, $1.0 million, $4.1 million, and $11.0 million, respectively. These usage fees were billed to Murray Energy, resulting in no impact to our consolidated statements of operations. The usage of the railway line with this third-party rail company by Murray Energy counts towards the minimum annual throughput volumes with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges. Similarly, during the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we incurred $0 million, $0 million, $0 million, and $0.2 million, respectively, of transportation fees incurred for shipments under one of Murray Energy’s third-party transloading contracts.

During the period April 1, 2017 to December 31, 2017, we incurred transportation expense on certain export sales by utilizing capacity on a Murray Energy transloading contract with a third party. Transportation expense related to this arrangement was $0.8 million during the period April 1, 2017 to December 31, 2017.

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, we earned $0.2 million, $0.8 million, $1.2 million, and $0.3 million, respectively, in other revenues for Murray Energy’s usage of our Sitran terminal.

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

As of December 31, 2016, we established a $74.6 million reserve against our contractual prepaid royalties between Colt and our Hillsboro and Macoupin subsidiaries. We determined that our ability to recoup these minimum royalty payments within the remaining recoupment period was improbable in light of, among other factors:

•	the remaining recoupment period available, as a whole, on these minimum annual royalty payments and the necessary time required to obtain permits on these reserves,
•

our ability to raise the capital necessary to develop the reserves and the necessary infrastructure was unfavorably impacted by the August 2016 Restructuring Transactions, which resulted in covenants that significantly restrict our ability to incur any additional indebtedness, and

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

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a mine fire, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $76.0 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the combustion event does not constitute an event of force majeure under the royalty agreement (see Note 22).

As of December 31, 2016, we established a $34.0 million reserve against contractual prepaid royalties between Hillsboro and WPP given that the recoupment of these prior minimum royalty payments was improbable given the remaining recoupment period available and the Hillsboro combustion event, which has idled this mine since March 2015. WPP is not considered a related party after May 8, 2017.

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

Limited Partnership Agreement

FEGP manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to December 31, 2017.

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

In January 2007, Chris Cline, Foresight Reserves, Adena Minerals LLC and their respective affiliates (collectively, “Adena Entities”) and NRP executed a restricted business contribution agreement. The restricted business contribution agreement obligates the Adena Entities and their affiliates to offer NRP any business owned, operated or invested in by the Adena Entities, subject to certain exceptions, that either (a) owns, leases or invests in hard minerals or (b) owns, operates, leases or invests in identified transportation infrastructure relating to certain future mine developments by the Adena Entities in Illinois. NRP’s acquisition of certain coal reserves and infrastructure assets related to our Macoupin, Hillsboro and Sugar Camp mining complexes, discussed above and in Note 11, were deals consummated under the restricted business contribution agreement with the Adena Entities. The Adena Entities were required to offer and could consummate additional deals under the restricted business contribution agreement in the future. The restricted business contribution agreement terminated on May 9, 2017.

During the period January 1, 2017 to March 31, 2017, and the years ended December 31, 2016 and 2015, we purchased $1.7 million, $6.6 million, and $14.5 million, respectively, in mining supplies from an affiliated joint venture under a supply agreement entered into in May 2013 (see Note 16). The joint venture was no longer an affiliate subsequent to March 31, 2017.

The following table presents the affiliate amounts included in our consolidated balance sheets:

		(Successor)	(Predecessor)
Affiliated Company	Balance Sheet Location	December 31, 2017	December 31, 2016
		(In Thousands)	(In Thousands)
Murray Energy and affiliated entities (2)	Due from affiliates - current	$37,685	$16,784
NRP and affiliated entities	Due from affiliates - current	n/a (4)	107
Total		$37,685	$16,891

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$3,138	$2,904
Total		$3,138	$2,904

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$947	$1,843
Total		$947	$1,843

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$64,097	$67,235
Total		$64,097	$67,235

Foresight Reserves and affiliated entities (3)	Prepaid royalties - current and noncurrent	$4,000	$7,599
NRP and affiliated entities (3)	Prepaid royalties - current and noncurrent	n/a (4)	1,246
Total		$4,000	$8,845

NRP and affiliated entities	Sales-leaseback financing arrangements - current and noncurrent	n/a (5)	$191,869

NRP and affiliated entities	Accrued interest	n/a (5)	$2,930

Foresight Reserves and affiliated entities (1)	Due to affiliates - current	$1,733	$1,373
Murray Energy and affiliated entities	Due to affiliates - current	11,591	17,021
NRP and affiliated entities	Due to affiliates - current	n/a (5)	2,510
Total		$13,324	$20,904

(1) – Includes amounts due to/from a joint venture partially owned by an affiliate of The Cline Group – see Note 16.

(2) – Includes amounts due from Javelin, a joint venture partially owned by Murray Energy.

(3) – Prepaid royalties were recorded at fair value in accordance with the application of pushdown accounting (see Note 3). Prepaid royalties with Foresight Reserves and affiliated entities is presented net of a $74,575 reserve as of December 31, 2016. Prepaid royalties with NRP and affiliated entities is presented net of a $33,965 reserve as of December 31, 2016.

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

A summary of (income) expenses incurred with affiliated entities is as follows for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In Thousands)	(In Thousands)
Coal sales – Murray Energy and affiliated entities (including Javelin) (1)	$(215,589)	$(60,749)	$(58,395)	$(23,060)
Overriding royalty and lease revenues – Murray Energy and affiliated entities (2)	$(6,714)	$(2,355)	$(7,978)	$(5,387)
Terminal revenues - Murray Energy and affiliated entities(2)	$(813)	$(226)	$(1,226)	$(282)
Royalty expense – NRP and affiliated entities (3) — through April 30, 2017	$710	$3,669	$17,606	$29,773
Royalty expense – Foresight Reserves and affiliated entities (3)	$24,199	$1,521	$13,921	$3,319
Loadout services – NRP and affiliated entities (3) — through April 30, 2017	$746	$2,134	$8,510	$9,032
Transportation services - Murray Energy and affiliated entities (including Javelin) (6)	$3,660	$525	$789	$—
Purchased goods and services – Murray Energy and affiliated entities (4)	$11,740	$2,061	$8,305	$3,326
Purchased coal - Murray Energy and affiliated entities (5)	$—	$7,973	$13,541	$17,399
Land leases - Foresight Reserves and affiliated entities (3), (6)	$123	$57	$177	$—
Terminal fees – Foresight Reserves and affiliated entities (6)	$—	$—	$—	$19,327
Sales and marketing expenses - Murray Energy and affiliated entities (including Javelin) (7)	$2,754	$692	$216	$—
Management services – Murray Energy and affiliated entities (7)	$11,873	$2,547	$8,919	$4,667
Sales-leaseback interest expense - NRP and affiliated entities (9) — through April 30, 2017	$2,012	$6,244	$24,089	$24,177
Administrative fee income – Foresight Reserves and affiliated entities (8)	$—	$—	$—	$52

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

(9) – Interest expense, net

The contractual commitment tables for operating leases and royalty agreements with affiliated parties are disclosed in Note 12. The contractual commitment tables for sales-leaseback arrangements with affiliated parties are disclosed in Note 11.

For the period from April 1, 2017 to December 31, 2017, transactions with NRP and affiliated entities are only included in the table above through April 30, 2017 as a result of NRP no longer being an affiliate subsequent to Chris Cline’s affiliate selling its interest in NRP’s general partner on May 8, 2017.

16. Variable Interest Entities (VIEs)

Our financial statements have historically included VIEs for which the Partnership or one of its subsidiaries was the primary beneficiary. Among those VIEs consolidated by the Partnership and its subsidiaries were Mach Mining, LLC; M-Class Mining, LLC; MaRyan Mining LLC; Patton Mining LLC; Viking Mining LLC; Coal Field Construction Company LLC; Coal Field Repair Services LLC; Logan Mining LLC; and LD Labor Company LLC (collectively, the “Contractor VIEs”). Each of the Contractor VIEs held a contract to provide one or more of the following services to a Partnership subsidiary: contract mining, processing and loading services, or construction and maintenance services. The Contractor VIEs generally received a nominal per ton fee ($0.01 to $0.02 per ton) above its cost of operations as compensation for services performed. All of these entities were determined not to have sufficient equity at risk and were therefore VIEs. The Partnership was determined to be the primary beneficiary of each of these entities given it controlled these entities under a contractual cost-plus arrangement. During the years ended December 31, 2016 and 2015, in aggregate, the Contractor VIEs earned income of $0.2 million and $0.5 million, respectively, under the contractual arrangements with the Partnership which was classified as net income attributable to noncontrolling interests in the consolidated statements of operations.

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

In January 2016, we contributed $2.5 million to a new entity, Foresight Surety LLC (“Foresight Surety”), whose purpose was to obtain and maintain a letter of credit for the benefit of one of our surety bond providers. We held all of the economic units of Foresight Surety and a professional service provider with which we have had a long-standing relationship held all of its voting rights. Foresight Surety is a VIE given that the holder of all of the economic rights has no ability to exercise power over it. We were determined to be the primary beneficiary of Foresight Surety, and therefore consolidated Foresight Surety, as the professional service provider with all of the voting rights was determined to be acting as our de facto agent and therefore we would aggregate voting power. In February 2016, Foresight Surety obtained a $2.5 million letter of credit with a lender for the benefit of one of our surety bond providers. The letter of credit was secured by the $2.5 million of cash we contributed to Foresight Surety. The $2.5 million was considered restricted cash and therefore included in long term other assets on our consolidated balance sheet as of December 31, 2016. Concurrent with the March 2017 Refinancing Transaction the restrictions were lifted and the amount was reclassified to cash and cash equivalents.

In August 2013, FELLC effected a reorganization pursuant to which certain transportation assets were distributed to its members (the “2013 Reorganization”). Among the assets distributed were Adena and Hillsboro Transport. Subsequent to the 2013 Reorganization, both of these entities were identified as VIEs and continued to be consolidated by FELLC. As such, the aggregate net book values of Adena and Hillsboro Transport of $10.1 million on the distribution date was reclassified from predecessor members’ equity to noncontrolling interest equity on the 2013 Reorganization date. During the year ended December 31, 2015, Adena and Hillsboro Transport as VIEs earned income, in aggregate of $0.3 million, which was classified as net income attributable to noncontrolling interests in the consolidated statements of operations.

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

The total consolidated VIE assets and liabilities reflected in the Partnership’s consolidated balance sheets are as follows:

	(Successor)	(Predecessor)
	December 31, 2017	December 31, 2016
	(In Thousands)	(In Thousands)
Assets:
Current assets	$—	$—
Long-term assets	—	2,500
Total assets	$—	$2,500

Liabilities:
Current liabilities	$—	$—
Long-term liabilities	—	—
Total liabilities	$—	$—

In May 2013, an affiliate owned by The Cline Group and a third-party supplier of mining supplies formed a joint venture whose purpose is the manufacture and sale of supplies primarily for use by the Partnership in the conduct of its mining operations. The agreement obligates the Partnership’s coal mines to purchase at least 90% of their aggregate annual requirements for certain mining supplies from the supplier parties, subject to exceptions as set forth in the agreement. The initial term of the amended agreement is five years and expires in April 2018. The supplies sold under this arrangement result in an agreed-upon fixed profit percentage for the joint venture. This joint venture was determined to be a VIE given that the equity holders do not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the joint venture as a result of the Partnership effectively guaranteeing a fixed-profit percentage on the supplies it purchases from the joint venture. We are not the primary beneficiary of this joint venture and, therefore, do not consolidate the joint venture, given that the power over the joint venture is conveyed through the board of directors of the joint venture and no party controls the board of directors. The joint venture was no longer an affiliate subsequent to March 31, 2017, due to The Cline Group disposing of its interest in the joint venture.

17. Fair Value of Financial Instruments

The tables below set forth, by level, the Partnership’s net financial assets and liabilities for which fair value is measured on a recurring basis:

	(Successor)
	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$—	$—	$—	$—
Warrant liability	—	—	—	—
Total	$—	$—	$—	$—

	(Predecessor)
	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Coal derivative contracts	$7,315	$—	$7,315	$—
Warrant liability	(51,169)	—	—	(51,169)
Total	$(43,854)	$—	$7,315	$(51,169)

The Partnership’s commodity derivative contracts are valued based on direct broker quotes and corroborated with market pricing data. During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, there were no assets or liabilities that were transferred between Level 1 and Level 2.

The classification and amount of the Partnership’s financial instruments measured at fair value on a recurring basis, which are presented on a gross basis in the consolidated balance sheets as of December 31, 2017 and 2016, are as follows:

	(Successor)
	Fair Value at December 31, 2017
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Warrant Liability
	(In Thousands)
Coal derivative contracts	$—	$—	$—	$—
Warrant liability	—	—	—	—
Total	$—	$—	$—	$—

	(Predecessor)
	Fair Value at December 31, 2016
	Current – Coal Derivative Assets	Long-Term – Coal Derivative Assets	Accrued Expenses	Warrant Liability
	(In Thousands)
Coal derivative contracts	$7,650	$—	$(335)	$—
Warrant liability	—	—	—	(51,169)
Total	$7,650	$—	$(335)	$(51,169)

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Predecessor)
Warrant Liability
(In Thousands)
Balance at January 1, 2017	$51,169
Purchases, issuances and settlements	—
Recorded fair value losses:
Included in earnings - loss / (gain)	(9,281)
Reclassification of fair value to partners' capital	(41,888)
Balance at March 31, 2017	$—

On the 2016 Restructuring Closing Date, FELP issued Warrants to the unaffiliated owners of the Prior Second Lien Notes to purchase an amount of common units equal to an aggregate of 4.5% of the total limited partner units of FELP outstanding on the date of a Note Redemption (after giving effect to the full exercise of the Warrants and the Note Redemption, subject to certain anti-dilution protections), exercisable upon a Note Redemption and until the tenth anniversary of the Note Redemption. The exercise price of the Warrants was initially $0.8928 per Common Unit, subject to certain adjustments. The number of common units issuable upon the conversion of the Warrants will be determinable as of the date of a Note Redemption. If a Note Redemption did not occur on or prior to the 2017 Exchangeable PIK Notes Maturity Date, the Warrants would have not become exercisable. The Warrants were required to be accounted for as a liability at fair value and the fair value was revalued at each balance sheet date until the earlier of the exercise of the Warrants, their expiration, or until any of the features requiring liability treatment expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date was recorded as non-operating loss in our consolidated statements of operations.

On the 2017 Refinancing Closing Date, as a result of the March 2017 Refinancing Transactions, the Warrants became exercisable by the holders thereof at an exchange rate of approximately 12.8 common units of FELP at an initial exercise price of $0.8928 per common unit, in each case subject to adjustment. As of December 31, 2017, the Warrants are exercisable at an exchange rate of approximately 13.2 common units of FELP at an exercise price of $0.8669 per common unit.

The fair value of the Warrants was calculated using the Black-Scholes pricing model (including the use of a binomial lattice to model the conversion and redemption scenarios for the 2017 Exchangeable PIK Notes) which is based, in part, upon unobservable inputs for which there is little or no market data (Level 3), requiring the Partnership to develop its own assumptions. A stock price volatility of 70%, a dividend yield of 0% and a risk-free forward rate of 2.61% was used in the Black-Scholes pricing model.

Upon the Note Redemption on the 2017 Refinancing Closing Date, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital, and therefore, were not remeasured at fair value after the 2017 Refinancing Closing Date. As of December 31, 2017, there are 347,278 Warrants outstanding and exercisable into common units of FELP.

Long-Term Debt

The fair value of long-term debt as of December 31, 2017 and 2016 was $1,178.1 million and $1,378.6 million, respectively. The fair value of long-term debt was calculated based on (i) quoted prices in markets that are not active and (ii) the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. These are considered Level 2 and Level 3 fair value measurements, respectively.

18. Partners’ Capital

Common and Subordinated Units

All subordinated units are currently held by Murray Energy. The principal difference between our common units and subordinated units is that subordinated unitholders are not entitled to receive a distribution from operating surplus until the holders of common units have received the minimum quarterly distribution (“MQD”) from operating surplus. The MQD is $0.3375 per unit for such quarter plus any cumulative arrearages of previously unpaid MQDs from previous quarters. Also, subordinated unitholders are not entitled to receive arrearages. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, on the first business day after the Partnership has paid the MQD for each of three consecutive, non-overlapping four-quarter periods ending on or after March 31, 2017 and there are no outstanding arrearages on the common units. Notwithstanding the foregoing, the subordination period will end on the first business day after the Partnership has paid an aggregate amount of at least $2.025 per unit (150.0% of the MQD on an annualized basis) on the outstanding common and subordinated units and the Partnership has paid the related distribution on the incentive distribution rights, for any four-quarter period ending on or after March 31, 2015 and there are no outstanding arrearages on the common units. Given that the MQD not been paid beginning with the quarter ended December 31, 2015 arrearages have accrued to the benefit of common unitholders, should future distributions be paid. Our partnership agreement provides that our general partner will make a determination as to whether a distribution will be made, subject to, among other factors, compliance with our debt agreements. Our partnership agreement does not require us to pay distributions at any time or at any amount. Our partnership agreement authorizes us to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by our general partner without the approval of the unitholders.

Incentive Distribution Rights (“IDRs”)

Our IDRs are held by Murray Energy, Chris Cline and a former member of management. IDRs represent the right to receive an increasing percentage of quarterly distributions from operating surplus after the MQD and the target distribution levels (described below) have been achieved. The IDRs may transfer separately from any general partner interest, subject to restrictions in our partnership agreement. The IDR holders will have the right, subsequent to the subordination period and subject to distributions exceeding the MQD by at least 150% for four consecutive quarters, to reset the target distribution levels and receive common units.

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

Equity Contributions and Distributions

The follow table summarizes the quarterly distribution paid per limited partner unit (except as noted) during the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
		(Per limited partner unit, except as noted)
First Quarter	n/a	$—	$—	$0.3600
Second Quarter	$—	n/a	$—	$0.3700
Third Quarter	$0.0647	n/a	$—	$0.3800
Fourth Quarter (a)	$0.0605	n/a	$—	$0.0600
(a)

– In November 2015, we paid a quarterly distribution of $0.17 per unit payable to common unitholders, while suspending the distribution on all subordinated units. Chris Cline and one additional common unitholder elected to forego the $0.17 per common unit distribution on their collective 21.2 million common units.

On March 27, 2017, Murray Energy contributed $60.6 million in cash to us in exchange for 9,628,108 common units of FELP. In addition, the application of pushdown accounting (see Note 3) increased the Partnership’s limited partners’ capital by $952 million.

During the year ended December 31, 2016, Foresight Reserves incurred $1.0 million of one-time employee compensation costs classified as transition and reorganization costs for which it will not seek reimbursement from the Partnership. The non-cash contribution from Foresight Reserves increased the Partnership’s limited partners’ capital accounts.

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

Noncontrolling Interests

Noncontrolling interests’ equity and net income attributable to noncontrolling interests resulted from the consolidation of variable interest entities for which the Partnership has no equity interests.

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

19. Equity-Based Compensation

Long-Term Incentive Plan

The Partnership has adopted a Long-Term Incentive Plan ("LTIP" or the “Plan”) for employees, directors, officers and certain key third-parties (collectively, the "Participants"). The Plan allows for the issuance of equity-based compensation in the form of phantom units, unit awards, unit options, unit appreciation rights, restricted units, other unit-based awards, distribution equivalent rights, performance awards, and substitute awards to Participants. The LTIP awards granted thus far are phantom units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive FELP common units. The Board of Directors of the Partnership authorized 7.0 million common units to be granted under the LTIP, with 4.6 million units available for grant as of December 31, 2017. Grant levels and vesting requirements for the Partnership’s chief executive officer are determined by the Board of Directors. Grant levels and vesting requirements for all other Participants are recommended by the Partnership's chief executive officer, subject to the review and approval by the Board of Directors.

LTIP Awards

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, the Partnership granted 136,799, 5,400, 0, and 1,838,099 phantom units, respectively, to employees under the LTIP. Of the phantom unit LTIP awards granted during the year ended December 31, 2015, 431,750 were vested immediately on the grant date. This includes an equity award granted to the former chief executive officer of the Partnership in February 2015 of 215,954 common units and 215,796 subordinated units which fully-vested on the grant date. The remaining awards are considered time-based unit awards and generally cliff-vest, subject to continued employment, over the required service period (with accelerated vesting under certain instances). The required service periods vary but are generally three-year periods. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period. Upon vesting, the Partnership will issue authorized and unissued shares of the Partnership’s common units to the recipient. As of December 31, 2017, 138,375 phantom units granted to employees under the LTIP were non-vested.

Director Awards

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, the Partnership granted 0, 55,545, 58,851, and 35,324 phantom units, respectively, to non-employee directors under the LTIP. These awards are considered time-based unit awards and vest ratably over a three-year period. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period. As of December 31, 2017, 101,968 phantom units granted to nonemployee directors under the LTIP were non-vested.

Summary

For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, our equity-based compensation expense was $0.3 million, $0.6 million, $5.1 million, and $13.7 million, respectively, net of forfeitures. During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, the Partnership’s equity-based compensation is recorded in the consolidated statements of operations as follows:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Location in statements of operations:	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Selling, general and administrative	67%	32%	2%	58%
Transition and reorganization costs	0%	0%	84%	31%
Cost of coal produced (excluding depreciation, depreciation and amortization)	33%	68%	14%	11%

As of December 31, 2017, the total unrecognized compensation expense for phantom unit awards that are expected to vest was $1.1 million. The non-vested phantom unit awards will be recognized over a weighted-average period of 2.1 years. The intrinsic value of the non-vested LTIP awards was $1.1 million as of December 31, 2017. All non-vested phantom units include tandem distribution incentive rights, which provide for the right to accrue quarterly cash distributions in an amount equal to the cash distributions the Partnership makes to unitholders during the vesting period and will be settled in cash upon vesting. The Partnership has $0.1 million accrued for this liability as of December 31, 2017. Any distributions accrued to a Participants’ account will be forfeited if the related phantom award fails to vest according to the relevant vesting conditions.

A summary of LTIP award activity for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and year ended December 31, 2016 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested grants at January 1, 2016 (Predecessor)	1,711,341	$7.21
Granted	58,851	$3.82
Vested	(1,421,662)	$4.76
Forfeited	(69,991)	$19.60
Non-vested grants at December 31, 2016 (Predecessor)	278,539	$15.88
Granted	136,799	$7.31
Vested	-	$-
Forfeited	(6,150)	$20.00
Non-vested grants at March 31, 2017 (Predecessor)	409,188	$10.51
Granted	60,945	$4.35
Vested	(218,790)	$17.77
Forfeited	(11,000)	$20.00
Non-vested grants at December 31, 2017 (Successor)	240,343	$4.90

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, the Partnership settled 157, 77,268, 509,378, and 75,522 units, respectively, of vested equity awards in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.

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

The following table illustrates the Partnership’s calculation of net (loss) income per common and subordinated unit for the period indicated:

	(Successor)			(Predecessor)
	Period from April 1, 2017 to December 31, 2017			Period from January 1, 2017 to March 31, 2017
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$9,725	$—	$9,725	$—	$—	$—
Distributions in excess of earnings and undistributed (loss) earnings	(61,868)	(51,906)	(113,774)	(56,259)	(54,925)	(111,184)
Net loss available to limited partner units	$(52,143)	$(51,906)	$(104,049)	$(56,259)	$(54,925)	$(111,184)

Denominator:
Weighted-average units to calculate basic EPU	77,145	64,955	142,100	66,533	64,955	131,488
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	77,145	64,955	142,100	66,533	64,955	131,488

Basic net loss per unit	$(0.68)	$(0.80)	$(0.73)	$(0.85)	$(0.85)	$(0.85)
Diluted net loss per unit	$(0.68)	$(0.80)	$(0.73)	$(0.85)	$(0.85)	$(0.85)

	(Predecessor)			(Predecessor)
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$—	$—	$—	$79,733	$72,100	$151,833
Distributions in excess of earnings and undistributed (loss) earnings	(90,015)	(88,774)	(178,789)	(95,776)	(95,534)	(191,310)
Net loss available to limited partner units	$(90,015)	$(88,774)	$(178,789)	$(16,043)	$(23,434)	$(39,477)

Denominator:
Weighted-average units to calculate basic EPU	65,829	64,955	130,784	65,098	64,934	130,032
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	65,829	64,955	130,784	65,098	64,934	130,032

Basic net loss per unit	$(1.37)	$(1.37)	$(1.37)	$(0.25)	$(0.36)	$(0.30)
Diluted net loss per unit	$(1.37)	$(1.37)	$(1.37)	$(0.25)	$(0.36)	$(0.30)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, approximately 0.4 million, 0.2 million, 0.3 million, and 1.7 million, respectively, of phantom units were anti-dilutive, and therefore were excluded from the diluted EPU calculation. Diluted EPU also is not impacted during the current period by the 347,278 Warrants outstanding as of December 31, 2017, which are convertible into common units at an exchange rate of approximately 13.2 common units of FELP at an exercise price of $0.8669 per common unit, in each case subject to adjustment (see Note 17).

21. Risk Concentrations

Sales and Credit Risk

We determine creditworthiness for trade customers based on an evaluation of the customer’s financial condition. Credit losses have historically been minimal. The aggregate outstanding receivable balance as of December 31, 2017 from customers representing greater than 10% of our total sales was $41.7 million, which includes $33.3 million of accounts receivable from an affiliate of Murray Energy included in “Due from affiliates” on the consolidated balance sheet. As of December 31, 2017, total outstanding accounts receivable and financing receivables with Murray Energy and its affiliates are $38.6 million and $67.2 million, respectively (see Note 15).

For the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, the following customers (aggregated at the parent company level) exceeded 10% of total coal sales:

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
		(Percentage of Total Coal Sales)
Customer A	24%	23%	30%	22%
Customer B	(A)	(A)	10%	12%
Customer C	(A)	(A)	13%	11%
Customer D	29%	20%	(A)	(A)
Customer E	(A)	13%	(A)	(A)

(A) – Less than 10% of total coal sales for this period.

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015, export tons represented 19%, 29%, 17%, and 24% of tons sold, respectively. Tons exported into Europe/UK during the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015 represented approximately 18%, 23%, 16%, and 22%, respectively, of total tons sold during those periods. No other international geographic regions exceeded 10% of tons sold during the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015. Our domestic coal sales are principally to electric utility companies in the eastern United States with installed pollution control devices.

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

In July 2015, we provided notice to WPP, a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event. As a result of the force majeure event, as of December 31, 2017, we have not made $76.0 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. On November 24, 2015, WPP filed a Complaint in the Circuit Court of Montgomery County, Illinois, against Hillsboro, and WPP has subsequently amended its Complaint. On October 6, 2017, the Circuit Court dismissed many of the claims in the Third Amended Complaint against Hillsboro and the Partnership and other of its subsidiaries. However, WPP was afforded a chance to replead some claims, and WPP’s claim for breach of the royalty agreement will proceed. While we believe this is a force majeure event, as contemplated by the royalty agreement, and that the alleged claims are without merit, should we not prevail, we would be responsible for funding any minimum deficiency payment amounts during the shutdown period to WPP and potentially additional fees.

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2017, we have $0.7 million accrued, in aggregate, for various litigation matters.

Insurance Recoveries

We are currently in discussions with our insurance provider in regards to further potential recoveries under our policy related to the combustion event at our Hillsboro operation. During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, we recorded $0 million, $3.6 million, and $10.5 million, respectively, to cost of coal produced (excluding depreciation, depletion and amortization) in our consolidated statements of operations for the insurance recovery of mitigation costs (net of our policy deductible).  During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, we recorded $0 million, $12.8 million, and $20.0 million, respectively, to other operating (income) expense related to business interruption insurance proceeds. No insurance recoveries for mitigation costs or business interruption were received or recorded in the year ended December 31, 2015. We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to this incident.

Performance Bonds

We had outstanding surety bonds with third parties of $85.1 million as of December 31, 2017 to secure reclamation and other performance commitments, which are partially secured by $4.5 million of our outstanding letters of credit.

23. Employee Benefit Plans

The Partnership offers safe harbor 401(k) plans (the “Plans”) for all employees who are eligible to participate. Employees are immediately eligible to participate upon becoming a full-time employee with the Partnership and its subsidiaries and affiliates. The Plans allow for the deferral of all or part of a participant’s compensation, as defined by the Plans, up to the current limits provided by the Internal Revenue Service. The safe harbor matching feature calls for the Partnership to contribute 100% of the first 3% of compensation a participant contributes, and 50% of the next 2% of compensation contributed by the participant. Partnership contributions under the Plans for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the years ended December 31, 2016 and 2015 were $0.9 million, $2.2 million, $3.0 million, and $3.3 million, respectively.

24. Selected Quarterly Financial Information

A summary of the unaudited quarterly results for the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016 is presented below (in thousands, except per unit data):

	2017
	(Predecessor)	(Successor)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$230,394	$207,093	$232,440	$284,611
Operating income (loss)	$18,428	$19,143	$22,407	$(37,695)
Net loss	$(111,184)	$(16,277)	$(13,581)	$(74,191)
Net loss attributable to limited partner units	$(111,184)	$(16,277)	$(13,581)	$(74,191)
Basic and diluted loss per limited partner unit - Common	$(0.85)	$(0.12)	$(0.07)	$(0.49)
Basic and diluted loss per limited partner unit - Subordinated	$(0.85)	$(0.12)	$(0.13)	$(0.55)

	2016
	(Predecessor)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$166,085	$226,000	$230,825	$252,922
Operating income (loss)	$1,205	$12,585	$31,414	$(22,475)
Net loss	$(41,607)	$(27,670)	$(24,331)	$(85,012)
Net loss attributable to limited partner units	$(41,704)	$(27,786)	$(24,287)	$(85,012)
Basic and diluted loss per limited partner unit - Common	$(0.32)	$(0.21)	$(0.19)	$(0.65)
Basic and diluted loss per limited partner unit - Subordinated	$(0.32)	$(0.21)	$(0.19)	$(0.65)

During the finalization of pushdown accounting, changes to the estimated fair value of FELP’s assets and liabilities, specifically increases in the estimated fair value of inventories, decreases in the estimated fair value of contract-based intangibles, and decreases in the estimated fair value of mineral rights, land, and land rights would have resulted in the following quarterly effects in 2017 if the adjustments to the amounts had been recognized as of the Acquisition Date:

•

2nd Quarter - $4.3 million increase in cost of coal produced (excluding depreciation, depletion and amortization); $8.9 million decrease in contract amortization; $0.7 million decrease in depreciation, depletion and amortization;

•

3rd Quarter - $4.3 million decrease in cost of coal produced (excluding depreciation, depletion and amortization); $17.0 million increase in contract amortization; $1.7 million increase in depreciation, depletion and amortization; and

•	4th Quarter - $8.1 million decrease in contract amortization; $0.9 million decrease in depreciation, depletion and amortization.

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

25. Subsequent Events

In February 2018, 184,860 warrants were exercised resulting in the issuance of 1,932,862 net common units.

Foresight Energy LP
Schedule II —Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Written-off / Other	Balance at End of Period
	(In Thousands)
Period from April 1, 2017 through December 31, 2017 (Successor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$—	$—	$—	$—	$—	$—
Reserve for materials and supplies	—	—	—	—	—	—
Period From January 1, 2017 through March 31, 2017 (Predecessor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$108,540	$—	$—	$(101,958)	$(6,582)	$—
Reserve for materials and supplies	720	—	—	(539)	(181)	—
Year Ended December 31, 2016 (Predecessor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$46,306	$74,575	$—	$—	$(12,341)	$108,540
Reserve for materials and supplies	458	516	—	—	(254)	720
Year Ended December 31, 2015 (Predecessor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$34,700	$11,606	$—	$—	$—	$46,306
Reserve for materials and supplies	—	458	—	—	—	458
(1)	Amounts adjusted to fair value as of the Acquisition Date as part of pushdown accounting.

Item 9. Changes in and Disagreements With Accountant on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in design and operation as of such date.

Changes in Internal Control over Financing Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Management’s Assessment of Internal Control Over Financial Reporting

Management of FELP is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(t) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017, with the participation of our chief executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Foresight Energy LP and the Board of Directors of Foresight Energy GP LLC

Opinion on Internal Control over Financial Reporting

We have audited Foresight Energy LP’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Foresight Energy LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Foresight Energy LP as of December 31, 2017 (Successor) and 2016 (Predecessor), the related consolidated statements of operations, partners’ capital (deficit) and cash flows for the period from April 1, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through March 31, 2017 (Predecessor), and for each of the two years in the period ended December 31, 2016 (Predecessor) and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 6, 2018

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance of the Managing General Partner

Management of Foresight Energy LP

We are managed and operated by the board of directors and executive officers of our general partner, Foresight Energy GP LLC, which is jointly owned by Murray Energy and Foresight Reserves. In accordance with the governing documents of Foresight Energy GP LLC, Foresight Reserves and Murray Energy have the right to appoint all members of the board of directors of our general partner, including those directors meeting the independence standards established by the NYSE. The directors are appointed by Murray Energy and Foresight Reserves in proportion to their respective voting interests in our general partner: Foresight Reserves’ voting interest is approximately 20% and Murray Energy’s voting interest is approximately 80%. Our unitholders will not be entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.

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

Robert D. Moore and Jeremy J. Harrison allocate their time between managing our business and affairs and the business and affairs of Murray Energy. The amount of time that they devote to our business and the business of Murray Energy varies in any given period based on a variety of factors. We expect that they will continue to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. However, their duties to their other obligations may prevent them from devoting sufficient time to our business and affairs.

Neither our general partner nor Foresight Reserves receives any management fee or other compensation in connection with our general partner’s management of our business, but we will reimburse our general partner for all expenses it incurs and payments it makes on our behalf. A wholly-owned subsidiary of Murray Energy (the “Manager”) provides certain management and administration services to the Partnership for a quarterly fee (the “Management Services Agreement” or “MSA”), which is subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions.

Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.

The following table shows information for the executive officers and directors of our general partner as of February 28, 2018. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers (other than Robert D. Moore) serve at the discretion of the board of directors of our general partner. Under the organizational documents of our general partner, any renewal or replacement of Robert D. Moore as Chief Executive Officer requires the consent of Murray Energy. Mr. Moore and Mr. Murray are first cousins. There are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Robert D. Moore	47	Chairman of the Board of Directors and Chief Executive Officer
G. Nicholas Casey	64	Director
Daniel S. Hermann	60	Director and Chairman of the Audit Committee
Robert E. Murray	44	Director
Brian D. Sullivan	50	Director
Paul H. Vining	63	Director
Jeremy J. Harrison	36	Principal Financial Officer and Chief Accounting Officer

Robert D. Moore is a member of the board of directors and President and Chief Executive Officer of our general partner. Mr. Moore has more than 27 years of experience in management, operations, finance, accounting, and acquisitions in the coal industry. He has been our President and Chief Executive Officer, and a member of the board of directors of our general partner, since May 2015. Mr. Moore also serves as Murray Energy Corporation’s Executive Vice President, Chief Operating Officer, and Chief Financial Officer, a position he has held since August 2012, and he is a member of Murray Energy’s board of directors. Mr. Moore has served as Murray Energy Corporation’s Executive Vice President and Chief Financial Officer since September 2007. Mr. Moore was integral in Murray Energy’s $3.05 billion acquisition of Consolidation Coal Company, from CONSOL Energy Inc., in December 2013. From 1993 to 2007, Mr. Moore held a number of financial and other senior management positions within Murray Energy. Mr. Moore received his Bachelor of Science degree from The Ohio State University in Accounting and Finance, his Certified Public Accountant certification from the State of Ohio, and his Master of Business Administration from The Ohio State University. The experience and qualifications that led to the conclusion that Mr. Moore should serve as a member of the board of directors of our general partner include his extensive knowledge of the coal industry and his financial expertise.

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

Robert E. Murray is a member of the board of directors of our general partner. He was appointed to the board of directors of our general partner on March 28, 2017. Since February 2015, Mr. Murray has been the Executive Vice President — Marketing and Sales of Murray Energy Corporation. He previously served as Vice President — Marketing, Sales and Transportation of Murray Energy Corporation from 2012 to 2015, and served as Vice President — Business Development and External Affairs of Murray Energy Corporation from 2007 to 2012. Since 2008, Mr. Murray also served as the President of American Mountaineer Energy, Inc., a wholly-owned subsidiary of Murray Energy Corporation. From 1996 to 2007, Mr. Murray held various management positions within Murray Energy Corporation and its affiliated operations, including General Manager and Superintendent of The Ohio Valley Coal Company and Account Executive and Manager of Transportation and Quality Control for The American Coal Sales Company. Mr. Murray has extensive experience in marketing and sales, quality control, and transportation. Mr. Murray received his Bachelor of Science in Mining Engineering from West Virginia University and an M.B.A. from The Ohio State University

Brian D. Sullivan is an independent member of the board of directors of our general partner. He was appointed to the board of directors of our general partner on August 10, 2016. On September 1, 2017 Mr. Sullivan was named Chief Executive Officer of Conuma Coal Resources, Limited.  Mr. Sullivan served as a managing member of Energy Resource Services, LLC, a consulting company that provides M&A and commercial advisory services to companies in the natural resources, energy and industrial sectors (“Energy Resource”), from April 2016 to September 2017. Between September 2015 and March 2016, Mr. Sullivan was the Chief Commercial Officer for Bluestone Coal Corporation. Between December 2010 and September 2015, Mr. Sullivan worked in various roles with Alpha Natural Resources, Inc. (“Alpha”), one of the largest coal companies in the United States, serving as the Executive Vice President and Chief Commercial Officer, and spent two years working for Alpha in Australia. Mr. Sullivan was also Senior Vice President and General Counsel to The United Company (“United”), a private diversified holding company headquartered in Bristol, Virginia, as well as to United’s subsidiaries in the coal, and oil and gas businesses. In this position, which he held for almost 10 years beginning in 2001, he was responsible for all aspects of M&A activity, contract negotiation and administration, human resources, and litigation. Before his career with United, Mr. Sullivan was litigation counsel with Paul, Hastings, Janofsky & Walker LLP, in the firm’s Atlanta office. He began in the legal profession in Washington D.C., in 1992 with Arent Fox LLP. Mr. Sullivan is a graduate of Duke University and graduated summa cum laude from the State University of New York at Buffalo School of Law. Mr. Sullivan has served on the boards of the Virginia Center for Coal and Energy Research, the Virginia Coal Association, the National Mining Association, Pfeiffer University in Charlotte, Barter Theater (the State Theater of Virginia) and Crossroads Medical Mission. The experience and qualifications that led to the conclusion that Mr. Sullivan should serve as a member of the board of directors of our general partner include his legal background, extensive knowledge of the energy industry and his financial expertise.

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

Jeremy J. Harrison is the Principal Financial Officer and Chief Accounting Officer of our general partner. Mr. Harrison has served as the Chief Accounting Officer since September 30, 2017.  Mr. Harrison has served as the Chief Accounting Officer of Murray Energy Corporation since August 2017.   Mr. Harrison previously served as Corporate Controller of Murray Energy Corporation from 2015 to 2017. Prior to his position at Murray Energy Corporation, Mr. Harrison was employed as a senior manager at a regional public accounting firm. Mr. Harrison is a certified public accountant and holds a Bachelor of Science in Business Administration and Masters of Business Administration from John Carroll University.

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

Committees of the Board of Directors

The board of directors of our general partner has an audit committee established in accordance with the Exchange Act and a conflicts committee. We do not currently have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and employees.

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

Conflicts Committee

The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Murray Energy and Foresight Reserves, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. The independent members of the board of directors of our general partner serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is adverse to the interest of the partnership. Any matters approved by the conflicts committee are conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Throughout this discussion, the following individuals are referred to collectively as the “Named Executive Officers” and are included in the Summary Compensation Table:

•	Robert D. Moore, President – Chief Executive Officer;
•	Jeremy J. Harrison – Chief Accounting Officer;
•	Rashda M. Buttar, Senior Vice President — General Counsel & Corporate Secretary (through July 23, 2017); and
•	James T. Murphy, Vice President & Chief Accounting Officer (through September 30, 2017).

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

The principal elements of our executive compensation programs for the 2017 year were base salary and annual cash incentives and the employee benefit arrangements made available to our full-time employees generally. The employee benefit arrangements provided to our Named Executive Officers consist of life and health insurance benefits, a qualified safe harbor 401(k) savings plan and paid vacation and holidays. Although in recent years we have not considered equity compensation awards to be a principal element of our compensation program and we did not grant equity-based incentive awards to the Named Executive Officers during the 2016 year, in 2017 we made an award of $1 million in phantom unit awards (on a grant-date fair value basis) to Mr. Moore in recognition of his significant contributions to the Partnership.

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

Role of Named Executive Officers in Compensation Decisions in 2017

In the role of President and Chief Executive Officer, Mr. Moore assisted in determining executive compensation by making recommendations to the other members of the Board on material compensation decisions for officers other than himself based upon his assessment of the individual performance of each executive officer and overall performance. In addition, in recommending specific levels or components of compensation, Mr. Moore took into account his general business knowledge and experience and specific knowledge of the market in which we compete for talent. In the role of Senior Vice President — General Counsel & Corporate Secretary, Ms. Buttar has also provided compensation recommendations regarding Named Executive Officer compensation other than her own and assisted in the administration of our compensation programs.

Role of Compensation Consultant

During 2017, we did not retain the services of a compensation consultant or conduct benchmarking or specific market review of our compensation levels or practices. Instead, our compensation levels and practices are established as noted above.

Components of the Compensation Program

For the year ended December 31, 2017, the principal components of compensation for the Named Executive Officers were base salary, annual cash incentives, and equity compensation awards.

Base Salary

We established the base salary for each Named Executive Officer based on consideration of many factors, including the individual’s performance and experience, the pay of others on the executive team and our Board’s assessment of the market in which we compete for talent. The base salary compensation is intended to provide security and a reliable, but not excessive, source of income to our Named Executive Officers. Our Board periodically reviews the base salaries of our Named Executive Officers and has the discretion to make adjustments based upon any factor it deems relevant, including those described above. Salaries paid to each of our Named Executive Officers for the 2017 year are reflected in the Summary Compensation Table.

Our Board did not make base salary decisions for Mr. Moore and Mr. Harrison in 2017, as their compensation is generally not paid directly by us. Although Mr. Moore and Mr. Harrison provide employment services to both Murray Energy Corporation and to us, they also have many overlapping roles and duties due to the close relationship that we maintain with Murray Energy Corporation following their investment in us. We will pay a predetermined annual fee to Murray Energy Corporation for Mr. Moore’s and Mr. Harrison’s services. While there is not a specific allocation to us with respect to Mr. Moore’s and Mr. Harrison’s services, we have determined that it would be appropriate to allocate a portion of the total compensation that each receives from Murray Energy Corporation to us within the Summary Compensation Table below. The allocated amounts were determined by looking at the time that Mr. Moore and Mr. Harrison spend at each of the respective companies as well as the time spend in their duties that may overlap and benefit both companies. It was determined that allocating $250,000 of Mr. Moore’s compensation to us was a reasonable estimate of the portion of the payment that we make to Murray Energy Corporation for Mr. Moore’s services. It was determined that allocating $150,000 of Mr. Harrison’s compensation to us was a reasonable estimate of the portion of the payment that we make to Murray Energy Corporation for Mr. Harrison’s services.

Annual Cash Incentives

We provide our Named Executive Officers with an opportunity to earn an annual cash incentive. Following the completion of the 2017 year, the Board will make decisions regarding Mr. Moore’s annual incentive awards. The amount of a Named Executive Officer’s annual cash incentive for any given year is based upon subjective determination of such individual’s respective individual contributions to the Partnership, to successful mining operations and to our overall performance during the year, in the area for which they are responsible. Such annual cash incentives to our Named Executive Officers are discretionary and therefore not formally based upon any pre-established performance metrics or targeted to any specific level of compensation, although the Partnership’s operational and strategic goals are also taken into consideration as appropriate.

The Partnership went through a significant refinancing and the acquisition by Murray Energy Corporation of a controlling interest in our general partner during the 2017 year.  As a result, our Named Executive Officers were faced with various challenges and uncertainties. The Board determined that Mr. Moore should receive an annual incentive bonus in 2017 as he was critical to our successful refinancing and the acquisition by Murray Energy Corporation.

Retention Award Agreements

We entered into retention award agreements with Ms. Buttar and Mr. Murphy on February 26, 2016 (the “Retention Agreements”). The Retention Agreements were intended to recognize exceptional individual performance of each executive’s duties and to retain the services of Ms. Buttar and Mr. Murphy for certain periods of time. The Retention Agreements provided each executive with an immediate cash retention payment that was subject to repayment by the executive on a pro-rata basis if the executive was terminated under certain conditions during a retention period that ended on June 4, 2017 for Ms. Buttar and February 26, 2018 for Mr. Murphy. During 2016, Ms. Buttar received a cash retention payment of $1,000,000, while Mr. Murphy received a cash retention payment of $450,000. Due to his departure from the Partnership on September 30, 2017, Mr. Murphy repaid a pro-rata portion of his cash retention payment in 2017 as noted in the Summary Compensation Table below.

Equity Compensation Awards

In connection with our initial public offering, we established a long-term incentive plan which permits the Board to grant a variety of different types of equity compensation awards. The equity compensation awards granted to certain Named Executive Officers during the 2017 year were in the form of phantom unit awards which were designed with a time-based vesting schedule.

Retirement and Other Benefits

Our Named Executive Officers are entitled to participate in group health, term life, and similar benefit plans available to all of our employees on the same terms as such employees. During 2017, Foresight Energy Services LLC maintained a plan intended to provide benefits under section 401(k) of the Code pursuant to which eligible employees are permitted to contribute portions of their compensation into a tax-qualified retirement account (the “401(k) Plan”). For 2017, the plan provided safe harbor matching contributions equal to 100% of the first 3% of eligible compensation contributed by a participant to his or her account and 50% of the next 2% of eligible compensation contributed. Each of the Named Executive Officers that participated in the 401(k) Plan during the 2017 year and received company contributions into their accounts are noted within the Summary Compensation Table below.

Perquisites

The Partnership may provide a limited amount of perquisites and personal benefits to the current Named Executive Officers, although no such benefits were provided during the 2017 year. On a going-forward basis we do not intend to provide the Named Executive Officers with benefits that are materially different than those provided to our employees generally.

Employment Agreements and Severance Benefits

In July 2017, the Partnership entered into a consulting agreement (the “Consulting Agreement”) with Ms. Buttar. Pursuant to the Consulting Agreement, Ms. Buttar will provide consulting services with respect to corporate governance, legal compliance, and other matters as may be requested and specified by the Partnership. The Consulting Agreement provides for an initial term of one year and will automatically renew for a second year, subject to the Partnership’s right to terminate the agreement on 60 days’ notice. Ms. Buttar shall be entitled to per diem compensation for work devoted to the services described above and to reimbursement of expenses, including COBRA continuation coverage until December 31, 2018, and professional liability insurance. We did not maintain any other employment agreements or severance plans which covered our Named Executive Officers during the 2017 year.

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

Accounting for Equity-Based Compensation

We granted equity compensation awards in 2017 and in previous years. For our unit-based compensation arrangements, we recorded compensation expense over the vesting period of the awards, as discussed further in Part II. “Item 8, Financial Statements and Supplementary Data, Note 19 - Equity-Based Compensation” in this Annual Report on Form 10-K.

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

•	Robert D. Moore
•	Paul H. Vining
•	Daniel S. Hermann
•	G. Nicholas Casey
•	Brian Sullivan
•	Robert E. Murray

Executive Compensation

The following table summarizes the compensation we paid during the years ended December 31, 2017, 2016 and 2015, as applicable, to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Unit Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation ($)	All Other Compensation ($) (4)	Total ($)
Robert D. Moore, President & Chief Executive Officer(1)	2017	$250,000	$500,000	$1,000,000	$-	$-	$-	$1,750,000
	2016	$250,000	$800,000	$-	$-	$-	$-	$1,050,000
	2015	$250,000	$-	$-	$-	$-	$-	$250,000

Jeremy J. Harrison, Chief Accounting Officer(1)	2017	$150,000	$-	$-	$-	$-	$-	$150,000

Rashda M. Buttar, Senior Vice President - General Counsel & Corporate Secretary	2017	$268,269	$-	$-	$-	$-	$65,799	$334,068
	2016	$450,000	$1,175,000	$-	$-	$-	$15,606	$1,640,606
	2015	$339,423	$800,000	$200,000	$-	$-	$10,995	$1,350,418

James T. Murphy, Vice President – Chief Accounting Officer(5)	2017	$217,307	$(88,495)	$-	$-	$-	$10,717	$139,529
	2016	$250,000	$625,000	$-	$-	$-	$12,739	$887,739
	2015	$247,115	$725,000	$60,000	$-	$-	$9,323	$1,041,438

(1)

We do not pay a base salary directly to Mr. Moore and Mr. Harrison. Amounts reflected within the “Salary” column for Mr. Moore and Mr. Harrison reflect the portion of their compensation that was determined appropriate to allocate to us pursuant to the services agreement that we maintain with Murray Energy Corporation. Further descriptions of the service agreement and our methodology for determining Mr. Moore’s and Mr. Harrison’s allocated salary costs are described within the Compensation Discussion and Analysis above.

(2)	Amounts included within the Bonus column reflect annual incentive bonuses paid by us with respect to the 2017 year, although the payments were actually made within the first quarter of 2018.
(3)

Unit award amounts reflect the aggregate grant date fair value of unit and phantom unit awards granted during the periods presented calculated in accordance with Accounting Standards Codification (“ASC”) 718.

(4)

“All Other Compensation” for 2017 consisted of the following: (i) for Ms. Buttar: $12,949 for annual life insurance premiums paid on a life insurance policy for her benefit, matching contributions made to the 401(k) Plan and parking fees paid by the Partnership on her behalf and $52,850 for compensation under her Consulting Agreement and (ii) for Mr. Murphy: $10,717 for

annual life insurance premiums paid on a life insurance policy for his benefit, matching contributions made to the 401(k) Plan and parking fees paid by the Partnership on his behalf.
(5)	Amounts reflected in the “Bonus” column for 2017 include Mr. Murphy’s repayment of $88,495 of his cash retention payment due to his departure from the Partnership on September 30, 2017.

Grants of Plan-Based Awards

The following table sets forth, for each Named Executive Officer, information about grants of plan-based awards made during the year ended December 31, 2017.

Name	Grant Date	All Other Unit Awards: Number of Units (1)	Grant Date Fair Value of Unit Awards (2)
Robert D. Moore (3)	January 25, 2017	136,799	$1,000,000
Jeremy J. Harrison	-	-	$-
Rashda M. Buttar	-	-	$-
James T. Murphy	-	-	$-

(1)

This column reflects the number of phantom unit awards granted to each Named Executive Officer under our Long-Term Incentive Plan during 2017. All phantom unit awards reflected in the table above were designed with a time-based vesting schedule.

(2)	Reflects the aggregate grant date fair value of phantom unit awards granted during the periods presented as calculated in accordance with ASC 718.
(3)	In addition to plan-based awards made during the year ended December 31, 2017, on January 9, 2018, Mr. Moore was awarded an additional 117,647 phantom units with a grant date fair value of $500,000.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information regarding outstanding unit awards held by our Named Executive Officers as of December 31, 2017.

Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Robert D. Moore	136,799	$597,812
Jeremy J. Harrison	-	$-
Rashda M. Buttar	-	$-
James T. Murphy	-	$-

(1)

Reflects the number of outstanding phantom units held by the Named Executive Officers as of December 31, 2017.  Mr. Moore has 45,599 units that vested in January 2018, 45,600 units which vest in January 2019, and 45,600 units which vest in January 2020.

(2)	Based on a price of $4.37 per unit, which was the closing price of our common units on the New York Stock Exchange on December 31, 2017.

Option Exercises and Units Vested

No Named Executive Officer had options exercised or units vested during 2017.

Pension and Nonqualified Deferred Compensation Benefits

None of our Named Executive Officers participate in any defined benefit pension or nonqualified deferred compensation plans.

Potential Payments upon Termination or Change in Control

Generally, none of our Named Executive Officers are parties to any plans or agreements which provide for benefits in connection with termination of employment or upon a change of control. Although we entered into the Retention Agreements with Ms. Buttar and Mr. Murphy during the 2016 year, the Retention Agreements did not provide the executives with additional payments or benefits upon a termination of employment or a change of control.

Director Compensation

The compensation of the directors of our general partner is set by the Board. Messrs. Moore, Murray, and Vining received no director compensation. The directors who are eligible to receive compensation for their services to our Board will receive $125,000 in cash as an annual retainer fee, as well as a $15,000 retainer for services to our audit committee. The eligible directors will also receive an annual phantom unit award in the amount of $75,000 which will be designed to vest pro-rata over a three year period.

Name	Fees Earned or Paid in cash	Unit Award (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation	Total ($)
G. Nicholas Casey	$140,000	$75,000	$-	$-	$-	$-	$215,000
Daniel S. Hermann	$140,000	$75,000	$-	$-	$-	$-	$215,000
Brian Sullivan	$140,000	$75,000	$-	$-	$-	$-	$215,000

(1)The values set forth reflect awards of phantom units and are based on the grant date fair value of the awards computed in accordance with ASC 718. The grant date fair value is computed based upon the closing price of Foresight Energy LP's common units on the date of grant. As of December 31, 2017, Mr. Casey, Mr. Hermann and Mr. Sullivan had aggregate outstanding unvested awards of 101,968 units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of February 28, 2018 regarding the beneficial ownership of common and subordinated units held by (a) each director of our managing general partner, (b) each executive officer of our managing general partner, (c) all such directors and executive officers as a group, and (d) each person known by our managing general partner to be the beneficial owner of 5% or more of our common units. Our managing general partner is owned by 80% by Murray Energy Corporation and 20% by Foresight Reserves. The address of Murray Energy Corporation is 46226 National Road, St. Clairsville, OH, 43950. The address of Foresight Energy GP LLC is 211 North Broadway, Suite 2600, Saint Louis, MO, 63102. The address of each of Christopher Cline, the Cline Trust Company and each of the directors and officers reflected in the table below is 3801 PGA Blvd., Suite 903, Palm Beach Gardens, Florida 33410. The address of Accipiter Capital Management, LLC is 3801 PGA Blvd., Suite 600, Palm Beach Gardens, Florida 33410. The percentage of units beneficially owned is based on 79,623,907 common units and 64,954,691 subordinated units outstanding.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
5% Unitholders:
Murray Energy Corporation (1)	9,809,018	12.3%	64,954,691	100.0%	51.7%
Christopher Cline	20,514,016	25.8%	—	*	14.2%
Cline Trust Company (2)	20,554,927	25.8%	—	*	14.2%
Accipiter Capital Management, LLC	7,633,534	9.6%	—	*	5.3%
Executive Officers and Directors:
Robert D. Moore	45,599	*	—	*	*
G. Nicholas Casey	12,433	*	—	*	*
Daniel S. Hermann	26,384	*	—	*	*
Robert E. Murray (1)	—	*	—	*	*
Brian D. Sullivan	7,962	*	—	*	*
Paul H. Vining	—	*	—	*	*
Jeremy J. Harrison	—	*	—	*	*
Aggregate - executive officers and directors	92,378	*	—	*	*

*    Less than one percent.

(1)

Murray Energy Corporation and its subsidiaries owns an 80% voting interest in our general partner. Robert Eugene Murray, Chairman, President, and Chief Executive Officer of Murray Energy Corporation, may be deemed to have voting and investment power over the common units.  Robert Eugene Murray is the father of Robert E. Murray, a member of the board of directors of our general partner.

(2)

Timothy G. Elliott, Donald R. Holcomb and Lesslie H. Ray, the managers of Cline Trust Company, LLC, may be deemed to have voting and investment power over the common units held of record by Cline Trust Company. The members of Cline Trust Company are four trusts of which Greenway Wealth Management LLC, a Florida family trust company, is Trustee. The managers of Greenway Wealth Management LLC are Timothy G. Elliott, Donald R. Holcomb and Lesslie H. Ray.  Each trust owns an approximately equal interest in Cline Trust Company: (i) The Alex T. Cline 2017 Irrevocable Trust, the beneficiary of which is Alex T. Cline, a child of Mr. Cline, (ii) The Candice Cline Kenan 2017 Irrevocable Trust, the beneficiary of which is Candice Cline Kenan, a child of Mr. Cline, (iii) The Christopher L. Cline 2017 Irrevocable Trust, the beneficiary of which is Christopher L. Cline, a child of Mr. Cline, and (iv) The Kameron N. Cline 2017 Irrevocable Trust, the beneficiary of which is Kameron N. Cline, a child of Mr. Cline.  Mr. Elliott was formerly the CFO of CRDC and Ms. Ray was formerly VP of Business Development of The Cline Group, each of which is controlled by Mr. Cline.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which our equity is authorized for issuance.

Plan Category	(a) Number of Units to Be Issued Upon Exercise of Outstanding Unit Options and Rights as of December 31, 2017	(b) Weighted Average Exercise Price of Outstanding Unit Options and Rights	(c) Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) as of December 31, 2017
Equity compensation plans approved by unitholders:
None	—	—	—

Equity compensation plans not approved by unitholders:
Long-term incentive plan (1)	240,343	—	4,560,990
Total for equity compensation plans	240,343	—	4,560,990

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

Affiliated entities principally include: (a) Entities owned and controlled by Chris Cline, owner of a 20% interest in our general partner, (b) Murray Energy Corporation and its affiliates, the majority owner of our general partner, owner of approximately 12% of the outstanding common units and owner of all of the outstanding subordinated units as of February 28, 2018, and (c) through May 8, 2017, NRP and its affiliates, for which Chris Cline owned a beneficial interest in the general partner and limited partner interests.

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

Transactions with Natural Resource Partners, L.P. and its Affiliates

We have engaged in a series of transactions with NRP and its affiliates, an entity in which Christopher Cline directly and indirectly beneficially owned 4% of the limited partnership interest. In addition to his 4% limited partnership ownership in NRP, Chris Cline also directly and indirectly beneficially owned 31% of the limited partnership interests in NRP’s general partner. On May 9, 2017, the affiliate owned by Chris Cline sold its holdings in NRP’s general partner.  As a result, NRP and its affiliates were not treated as related parties after May 8, 2017.

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

On January 4, 2007, Chris Cline, Foresight Reserves, Adena Minerals LLC and their respective affiliates (collectively, “Adena Entities”) and NRP executed a restricted business contribution agreement. The restricted business contribution agreement obligates the Adena Entities and their affiliates to offer NRP any business owned, operated or invested in by the Adena Entities, subject to certain exceptions, that either (a) owns, leases or invests in hard minerals or (b) owns, operates, leases or invests in identified transportation infrastructure relating to certain future mine developments by the Adena Entities in Illinois. NRP’s acquisition of certain coal reserves and infrastructure assets related to our Macoupin, Hillsboro and Sugar Camp mining complexes, discussed more fully below, were deals consummated under the restricted business contribution agreement with the Adena Entities. We were required to offer and could consummate additional deals under the restricted business contribution agreement in the future. The restricted business contribution agreement terminated on May 9, 2017.

Williamson has a coal mining lease agreement with WPP with an initial term of 15 years and options for an additional five years or until all merchantable and mineable coal has been mined and removed. Williamson is required to pay the greater of 8.0% of the gross selling price or $2.50 per ton for the first eight million tons of clean coal mined from the leased premises in any calendar year. For all tonnage mined in excess of the eight million tons, the royalty is the greater of 5.0% of the gross selling price or $1.50 per ton of clean coal mined from the leased premises. In addition to the tonnage royalty, the quarterly minimum royalty is $2.0 million, payable on the 20th of January, April, July and October in each year this lease is in effect, for the prior quarter production. The minimum royalty is recoupable on future tons mined during the preceding nineteen quarters from the excess tonnage royalty on a first paid, first recouped basis. Furthermore, the lease provides for an overriding royalty of $0.10 per ton on the first 8.5 million tons mined from specific coal reserves outlined in the agreement. The lease also requires a wheelage payable at 0.5% of the gross selling price when foreign coal is transported over the premises. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, Williamson paid $4.4 million, $14.6 million and $12.7 million, respectively, in royalties and other payments to WPP under this coal lease.

Williamson leases property from Williamson Transport under two surface leases with initial terms through October 15, 2031 and an option to extend the leases in five-year increments until all the coal leased from an NRP affiliate is mined on Williamson’s premises. Williamson Transport has the option to put the land to Williamson for its fair market value as determined by an independent appraiser at any time during the lease term. Additionally, under a separate lease with an initial term through March 12, 2018, Williamson pays $5,000 per year for use of the premises and a fee currently at $1.84 per ton for each ton of coal produced at Williamson that is loaded through the Williamson Loadout facility, which escalates approximately $0.02 per year throughout the term of the agreement. Williamson Transport may elect to renew or extend the sublease for successive five-year periods. If Williamson Transport elects not to renew the sublease, Williamson has the option to buy the Williamson Loadout facility for its fair market value as determined by an independent appraiser. Williamson receives a fee of $0.25 per ton from Williamson Transport for each ton of coal that is loaded through the Williamson Loadout facility in exchange for operating the load out. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, Williamson Transport was paid $3.3 million, $8.6 million and $8.9 million, respectively, under these leases (net of the operating fee paid to Mach Mining, LLC).

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

Williamson is obligated to pay overriding royalties to WPP pursuant to a special warranty deed dated August 22, 1990 between its predecessors in interest, Coal Properties Corporation, Grantor and Fairview Land Company. Under this deed, WPP is owed an overriding royalty in the amount of $0.25 per ton for each ton of coal mined and sold by Williamson from the mineral reserves subject to the deed. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, Williamson paid overriding royalties to WPP under this agreement of $0.1 million, $0 million and $0 million, respectively, in overriding royalties to WPP under this agreement.

In January 2009, NRP acquired additional coal reserves and infrastructure assets related to Macoupin for $143.5 million. Simultaneous with the closing, Macoupin entered into a lease transaction with WPP and HOD for mining of the mineral reserves and for the rail facility, which we account for as a sale-leaseback financing arrangement. The mineral reserve mining lease is for a term of

20 years and can be extended for additional five-year terms limited to six such renewals. The lease requires a tonnage royalty equal to the greater of (i) 8% of the gross selling price of the coal plus $0.60 per ton or (ii) $5.40 per ton to be paid on the first 3.4 million tons of coal mined and sold in any given calendar year. Additionally, for the first 20-year term of the lease, Macoupin is required to pay a recoupable quarterly minimum deficiency payment equal to the difference between the tonnage royalty and $4.0 million. The lease also requires a wheelage fee of 0.5% of the gross selling price of any foreign coal transported across the property. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, Macoupin paid $5.1 million, $12.2 million and $14.8 million, respectively, in royalties and other payments to WPP under this mineral lease. We are currently in dispute with WPP in regards to the application of the recoupment provision within this agreement.

The Macoupin rail load-out facility and rail loop facility leases are for terms of 20 years with 16 renewals for five years each. For the first 30 years of the leases, each lease requires a payment of $1.50 per ton for every ton of coal loaded through the facility, up to 3.4 million tons per year. Annual rental payments of $10,000 per year are due after the expiration of the first 30 years. Macoupin is responsible for operations, repairs and maintenance and for keeping rail facilities in good working order. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, Macoupin paid $1.7 million, $6.1 million and $6.5 million, respectively, in payments to HOD under the rail facility leases.

Hillsboro entered into a coal mining lease agreement on September 10, 2009, with WPP. Under such agreement, Hillsboro leased certain mineral rights from WPP for a term of 20 years and can renew this lease for additional five-year terms, with a maximum of six terms or until all merchantable and mineable coal has been mined and removed. Hillsboro is required to pay WPP the greater of 8.0% of the gross selling price or $4.00 per ton and a fixed royalty in the amount set forth in the agreement for the coal mined from the leased premises. Hillsboro is subject to a minimum quarterly royalty under the agreement of $7.5 million until 2031, for the prior quarter’s production. Beginning with the quarterly minimum royalty due April 20, 2032, the quarterly minimum will be $125,000 for each quarter of 2032 and each subsequent quarter. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty exceeds the applicable quarterly minimum royalty, Hillsboro may recoup any unrecouped quarterly deficiency payments made during the preceding twenty quarters from the excess tonnage royalty on a first paid, first recouped basis. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, Hillsboro paid $0 million, $0.4 million and $17.6 million, respectively, to WPP under this lease.

In July 2015, we provided notice to WPP declaring a force majeure event at our Hillsboro mine due to elevated carbon monoxide levels as a result of a mine fire, which has required the stoppage of mining operations since March 2015. As a result of the force majeure event, we have not made $76.0 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement. WPP is asserting that the stoppage of mining operations as a result of the mine fire does not constitute an event of force majeure under the royalty agreement.

Williamson has a coal mining lease agreement with Independence the term of which runs through March 13, 2021 and can be renewed for additional five-year periods or until all merchantable and mineable coal has been mined and removed. Williamson is required to pay Independence the greater of 9.0% of the gross selling price or $2.85 per ton for the coal mined from the leased premises. In addition to the tonnage royalty, Williamson is required to pay a quarterly minimum royalty of $416,750 in each year this lease is in effect, for the prior quarter production. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty exceeds the $416,750 quarterly minimum royalty, Williamson may recoup any unrecouped quarterly deficiency payments made during the preceding nineteen quarters from the excess tonnage royalty on a first paid, first recouped basis. The lease also has a provision for a wheelage payable at 0.5% of the gross selling price when foreign coal is transported over the premises. Williamson has an overriding royalty agreement with Independence. As such, Independence will receive an overriding royalty interest in the amount of $0.30 per ton for each ton of clean coal mined from certain mineral reserves identified in the agreement that Williamson controls or in the future will control that are sold to any third party for the life of the Williamson mining operations on the identified mineral reserves. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, Williamson paid $1.3 million, $3.5 million, and $4.9 million respectively, in royalties and other payments to Independence.

In March 2012, HOD acquired a rail load-out facility at Sugar Camp for $50.0 million The transaction includes a lease of the rail load-out to Sugar Camp for which Sugar Camp is required to pay to HOD a $1.10 per ton fee, subject to adjustment, on certain tonnages of coal loaded through the load-out during the first 20 years of the lease, subject to a minimum recoupable quarterly deficiency payment of $1.3 million. After the first 20 years, Sugar Camp may elect to extend the lease for additional 5-year terms up to a maximum of 16 times. Sugar Camp has the option to purchase the rail load-out for fair market value at any time after the expiration of the first 20 years and for the remainder of the lease. The lease also requires Sugar Camp to maintain and operate the load-out. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, Sugar Camp made $2.1 million, $6.5 million and $6.3 million, respectively, in payments to HOD under the load out lease.

In addition, we have entered into various ancillary agreements with NRP and its subsidiaries providing for acquisition of additional mineral rights within the assigned reserves of Williamson and Macoupin, all in support of our mining transactions with NRP for leased reserves.

As a result of these transactions and contracts, as of December 31, 2016, we had recorded to the consolidated balance sheet $2.6 million of net outstanding payable to NRP and its affiliates, $2.9 million in accrued interest and $191.9 million in sales-leaseback obligations. During the years ended December 31, 2017 (through May 8, 2017), 2016 and 2015, we paid NRP and its affiliates $18.0 million, $51.9 million and $82.0 million, respectively, in aggregate payments under the agreements described herein (inclusive of the sale-leaseback arrangements).

Transactions with The Cline Group and its Affiliates

Contribution of Assets

On February 25, 2015, Foresight Reserves and a member of management contributed 100% of the equity of Sitran, Adena and Hillsboro Transport to the Partnership. These entities were contributed for no consideration and had an aggregate net book value of approximately $60.6 million on the contribution date.

Coal Leases and Development Agreements

Williamson leases coal reserves from Colt. The term of this lease is for ten years with six renewal periods of five years each. Williamson is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. The minimum royalty for this lease, which is recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid, is $2.0 million per year. During the years ended December 31, 2017, 2016 and 2015, Williamson paid $10.0 million, $2.0 million, and $2.0 million, respectively, in royalties to Colt under this coal lease. As of December 31, 2017, we paid Colt $2.0 million in advanced minimum royalty payments that remain eligible for recoupment.

Hillsboro leases coal reserves from Colt, the terms of which are identical but that each covers different reserves. The term of each of these leases is for five years with seven renewal periods of five years each. Hillsboro is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. The minimum royalty for each of these leases, which is recoupable only against actual production royalty from future tons during the period of 10 years following the date on which any such minimum royalty, is $4.0 million. Hillsboro paid $8.0 million in each of the years ended December 31, 2017, 2016 and 2015 in royalties to Colt under this coal lease. As of December 31, 2017, Hillsboro paid Colt $43.6 million in advance minimum payments under this agreement that remain eligible for recoupment, all of which has been adjusted to a fair value of zero in the application of pushdown accounting as we do not expect to recoup this balance based on the remaining recoupment period.

Sugar Camp leases coal reserves from Ruger. The term of this lease is for ten years with six renewal periods of five years each. Sugar Camp is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. There is no minimum royalty associated with this lease. Sugar Camp has two overriding royalty agreements with Ruger pursuant to which Sugar Camp is given the right to mine certain reserves controlled by Ruger as lessee. Pursuant to these overriding royalty agreements, the total royalty that Sugar Camp will be required to pay for each ton of coal mined is equal to the difference between (i) the actual production royalty paid by Sugar Camp to the lessor of the reserves under the leases assumed by Sugar Camp from Ruger and (ii) the amount which is equal to 8% of the gross selling price of the coal mined under the leases. In addition to the overriding royalty, the remaining future minimum royalty for each of these agreements, which is recoupable only against actual overriding royalty during the period of ten years following the date on which such overriding royalty was paid, is $1.0 million. During the years ended December 31, 2017, 2016 and 2015, Sugar Camp paid $10.5 million, $5.3 million and $3.1 million, respectively, in royalties to Ruger under these coal lease and overriding royalty agreements described above. As of December 31, 2017, Sugar Camp paid Ruger $2.0 million in advanced minimum royalty payments under the overriding royalty agreements that remain eligible for recoupment.

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

During each of the years ended December 31, 2017, 2016 and 2015, Macoupin paid $2.0 million in royalties to Colt under each these coal leases. As of December 31, 2017, Macoupin paid Colt $31.0 million in advance minimum payments under this agreement that remain eligible for recoupment, all of which has been adjusted to a fair value of zero in the application of pushdown accounting as we do not expect to recoup this balance based on the remaining recoupment period.

As of December 31, 2017 and 2016, the mines had $1.7 million and $0.2 million, respectively, in aggregate outstanding payables to Colt and Ruger under all of the leases above. During the years ended December 31, 2017, 2016 and 2015, we paid Colt and Ruger $34.6 million, $21.3 million and $19.1 million, respectively, in aggregate royalty payments under the agreements described herein.

The following presents future minimum royalties, by year, required under noncancelable royalty agreements with Foresight Reserves and its affiliates as of December 31, 2017 (in millions):

2018	$18.0
2019	18.0
2020	2.0
2021	2.0
2022	-
Thereafter	-
Total minimum lease payments	$40.0

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

Convent Marine Terminal Transloading Agreement

In August 2011, an affiliated company owned by Foresight Reserves acquired the IC RailMarine Terminal in Convent, Louisiana. This terminal, commonly referred to as the Convent Marine Terminal (“CMT”), is owned by Raven Energy LLC (“Raven”), an entity controlled by Chris Cline and beneficially owned by Christopher Cline, trusts for his children and entities beneficially owned by his management team. The terminal is designed to ship and receive commodities via rail, river barge and ocean vessel. We have a contract for throughput at the terminal that continues through December 31, 2021. We pay fees under the contract based on the tonnages of coal we move through the terminal, subject to minimum annual take-or-pay volume commitments throughout the duration of the contract. Effective May 1, 2015, the Partnership amended its material handling agreement with Raven to reduce the minimum annual throughput volume at CMT to 5.0 million tons and to extend the duration of the contract by one year to 2022. In August 2015, Raven was sold to entity under which Chris Cline does not have significant influence; therefore the Partnership’s business activities with Raven are no longer considered affiliate transactions subsequent to August 2015. For the year ended December 31, 2015, we paid $19.3 million to Raven (as an affiliate) under this agreement.

Affiliate Supply Agreement

On May 1, 2013, certain unaffiliated suppliers of mining products and Seneca Industries, Inc., one of our affiliates, formed a joint venture whose primary purpose is the manufacture and sale of certain mine supplies primarily for use by us in the conduct of our mining operations. In May 2013, we entered into an amendment to our existing supply agreement with the unaffiliated supplier parties that added the joint venture in which one of our affiliates owns 50% as a supplier party to the agreement, extended the term to April 2018 and updated the pricing provisions of the agreement. The agreement, as amended, obligates our mines to purchase at least 90% of their aggregate annual requirements for certain mine supplies from the supplier parties, subject to certain exceptions as set forth in the agreement. The mine supplies covered under this arrangement are sold pursuant to a price schedule incorporated into the agreement that is reviewed and, if necessary, adjusted every six months to result in an agreed-upon fixed profit percentage for the joint venture as set forth in the agreement. The joint venture was no longer an affiliate subsequent to March 31, 2017. We and our affiliates purchased $1.7 million, $6.6 million and $14.5 million in mining supplies from the joint venture during the years ended December 31, 2017 (through March 31, 2017), 2016 and 2015, respectively.

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

As of December 31, 2015, Chris Cline owned $44.5 million of the outstanding principal on our 2021 Senior Notes. Chris Cline acquired $8.0 million in principal of the Original Purchase and during the year ended December 31, 2015, acquired an additional $36.5 million in principal from third parties in open market transactions. During the year ended December 31, 2015, $1.9 million of interest on the 2021 Senior Notes was paid to Chris Cline. As of December 31, 2015, $1.3 million of interest on the 2021 Senior Notes was accrued to the benefit of Chris Cline.

The entity controlled by Mr. Dickinson owned $4.0 million of the outstanding principal on our 2021 Senior Notes as of December 31, 2015, all of which was acquired from the Original Purchase. During the year ended December 31, 2015, $0.3 million of interest on the 2021 Senior Notes was paid to Mr. Dickinson. As of December 31, 2015, $0.1 million of interest on the 2021 Senor Notes was accrued to the benefit of the entity controlled by Mr. Dickinson.

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

Also, Michael Beyer, the former chief executive officer of FELP, who resigned in May 2015, and Drexel Short, a former executive of our predecessor, who retired in March 2014, acquired $3.2 million and $0.5 million, respectively, from the Original Purchase. Mr. Beyer disposed of his 2021 Senior Notes in September of 2015. These former executives were no longer affiliates of the Partnership subsequent to their termination dates. During the year ended December 31, 2015, $0.3 million of interest was paid to Mr. Beyer and Mr. Short, collectively, while they were affiliates of the Partnership.

The 2021 Senior Notes were exchanged in the August 2016 Restructuring Transactions and as of and during the year ended December 31, 2017, no amount of the 2021 Senior Notes were outstanding.

New Term Loan due 2022

As of December 31, 2017, CRDC owned $9.9 million of the outstanding principal on our New Term Loan due 2022 (which CRDC acquired on September 20, 2017). During the year ended December 31, 2017, $0.2 million of interest on the New Term Loan due 2022 was paid to CRDC.  As of December 31, 2017, less than $0.1 million of interest on the New Term Loan due 2022 was accrued to the benefit of CRDC.

As of December 31, 2017, The Cline Trust Company LLC owned $9.9 million of the outstanding principal on our New Term Loan due 2022 (which The Cline Trust Company LLC acquired on March 28, 2017). During the year ended December 31, 2017, $0.5 million of interest on the New Term Loan due 2022 was paid to The Cline Trust Company LLC.  As of December 31, 2017, less than $0.1 million of interest on the New Term Loan due 2022 was accrued to the benefit of The Cline Trust Company LLC.

2023 Second Lien Notes

As of December 31, 2017, CRDC owned $5.0 million of the outstanding principal on our 2023 Second Lien Notes (which CRDC acquired on August 28, 2017). During the year ended December 31, 2017, $0.1 million of interest on the 2023 Second Lien Notes was paid to CRDC.  As of December 31, 2017, $0.1 million of interest on the 2023 Second Lien Notes was accrued to the benefit of CRDC.

As of December 31, 2017, The Cline Trust Company LLC owned $20.0 million of the outstanding principal on our 2023 Second Lien Notes (which The Cline Trust Company LLC acquired on March 28, 2017). During the year ended December 31, 2017, $1.2 million of interest on the 2023 Second Lien Notes was paid to The Cline Trust Company LLC.  As of December 31, 2017, $0.6 million of interest on the 2023 Second Lien Notes was accrued to the benefit of The Cline Trust Company LLC.

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

Transactions with Murray Energy Corporation and its Affiliates

On April 16, 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and 100% of the outstanding subordinated units in FELP. FEGP has continued to govern the Partnership subsequent to this transaction. Murray Energy had an option (the “GP Option”), as amended as part of the August 2016 Restructuring Transactions, to purchase an additional 46% of the voting interests in FEGP for $15 million.

On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to us in exchange for 9,628,108 common units of FELP. On March 28, 2017, following completion of the Refinancing Transactions, Murray Energy exercised its GP Option to acquire an additional 46% voting interest in FEGP thereby increasing Murray Energy’s voting interest in FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. FEGP has continued to govern the Partnership subsequent to this transaction. Murray Energy was also a holder of 17,556 of FELP’s outstanding warrants. All outstanding warrants held by Murray Energy were exercised during the year ended December 31, 2017.

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

After taking into account the contractual adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the years ended December 31, 2017, 2016, and 2015, was $14.4 million, $8.9 million and $4.7 million, respectively.

Murray Energy Transport Lease and Overriding Royalty Agreements

On April 16, 2015, American Century Transport LLC (“American Transport”), a newly created subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport will lease to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at the Transport Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport will receive from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease. The total remaining minimum payments under the Transport Lease was $84.8 million at December 31, 2017, with unearned income equal to $29.1 million. The unearned income will be reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. As of

December 31, 2017, the outstanding Transport Lease financing receivable was $55.7 million, of which $2.9 million was classified as current in the consolidated balance sheet.

Also, on April 16, 2015, American Century Minerals LLC (“Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement. The payments the Partnership receives with respect to the ORRA will be reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as other revenue when earned. The total remaining minimum payments under the ORRA was $30.1 million at December 31, 2017, with unearned income equal to $18.6 million. As of December 31, 2017, the outstanding ORRA financing receivable was $11.5 million, of which $0.2 million was classified as current in the consolidated balance sheet.

Other Murray Transactions

During the years ended December 31, 2017, 2016, and 2015, we purchased $13.8 million, $8.3 million and $3.3 million, respectively, in equipment, supplies and rebuild and other services from affiliates of Murray Energy. During the years ended December 31, 2017, 2016, and 2015, our affiliate Coalfield Construction provided $0.3 million, $0.9 million, and $0.2 million, respectively, in equipment, supplies and rebuild services to affiliates of Murray Energy.

During the years ended December 31, 2017, 2016, and 2015, we purchased $8.0 million, $13.5 million, and $17.4 million, respectively, in coal from Murray Energy and its affiliates and we sold $276.3 million, $58.4 million, and $23.1 million, respectively, of coal to Murray Energy and its affiliates, including Javelin Global Commodities (“Javelin”). Javelin is an international commodities marketing and trading joint venture owned by Murray Energy and Uniper (formerly E.ON Global Commodities SE).

During the years ended December 31, 2017, 2016, and 2015, Murray Energy transported coal under our transportation agreement with a third-party rail company resulting in usage fees owed to the third-party rail company of $1.2 million, $4.1 million, and $11.0 million, respectively. These usage fees were billed to Murray Energy, resulting in no impact to our consolidated statements of operations. The usage of the railway line with this third-party rail company by Murray Energy counts towards the minimum annual throughput volumes with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges. Similarly, during the years ended December 31, 2017, 2016, and 2015, we incurred $0 million, $0 million, and $0.2 million, respectively, of transportation fees incurred for shipments under one of Murray Energy’s third-party transloading contracts.

During the years ended December 31, 2017, 2016, and 2015, we earned $1.0 million, $1.2 million, and $0.3 million, respectively, in other revenues for Murray Energy’s usage of Sitran.

From time to time, we also reimburse Murray Energy for costs paid by them on our behalf, including certain insurance premiums.

Transactions with our Contract Operators

Prior to August 2016, we operated each mine with a work force that was employed by a contractor that was not under common ownership by us, but was an “affiliate” of us due to our ability to exert control with respect to certain matters. We accounted for each of these operators as a variable interest entity. Due to the treatment of these contract operators as “variable interest entities,” their assets, liabilities and results of operations are reflected in our consolidated financial statements. For the years ended December 31, 2016 and 2015, we paid $0.2 million and $0.5 million, respectively, in the aggregate, plus reimbursement for actual costs incurred to these affiliated contract operators. On August 1, 2016, we acquired 100% of the outstanding equity units in each of the Contractor VIEs for aggregate cash consideration of $0.1 million. Because the Contractor VIEs have historically been consolidated as VIEs, and therefore represented entities under common control, the cash proceeds paid in excess of the net book values of the Contractor VIEs on the acquisition date was recorded as a deemed distribution in the consolidated statement of partners’ (deficit) capital.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The information appearing under Part III. “Item 10. Directors, Executive Officers and Corporate Governance of the Managing Partner — Conflicts Committee” is incorporated herein by reference.

Director Independence

The information appearing under Part III. “Item 10. Directors, Executive Officers and Corporate Governance of the Managing Partner — Director Independence” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, Ernst and Young LLP, during the years ended December 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(In Thousands)
Audit fees (1)	$1,327	$1,013
Audit-related fees (2)	—	—
Tax (3)	—	—
All other fees (4)	—	—
Total	$1,327	$1,013

(1)

Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, including the audit of internal control over financial reporting (for the year ended December 31, 2017), (ii) the reviews of our quarterly reports on Form 10-Q and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to the SEC. The amount recorded as audit fees, including out-of-pocket expenses, are for the current year audit irrespective of the period in which the related services are billed.

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
2.1

Purchase and Sale Agreement dated as of April 16, 2015 by and between American Century Transport LLC and American Energy Corporation (incorporated herein by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on April 21, 2015 (SEC File No. 001-36503)).

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

4.1	Form of Long-Term Phantom Unit Agreement (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on June 23, 2014 (SEC File No. 333-196959)).

4.2	Form of Unit Award Agreement (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on June 23, 2014 (SEC File No. 333-196959)).

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

4.6

Indenture, dated as of March 28, 2017, among Foresight Energy LLC, Foresight Energy Finance Corporation, the Guarantors from time to time parties thereto and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

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

10.4

Credit Agreement, dated as of January 5, 2010, by and among Sugar Camp Energy LLC, as the borrower, Foresight Energy LLC, as a guarantor, Crédit Agricole Corporate and Investment Bank, as Administrative Agent (formerly known as Calyon New York Branch) and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme (formerly known as Calyon Deutschland Niederlassung Einer Französischen Societé Anonyme), as Hermes Agent (formerly known as CALYON Deutschland Niederlassung Einer Französischen Societé Anonyme) (the “Sugar Camp Credit Agreement”) (incorporated herein by reference to Exhibit 10.5 on Amendment 10 to the Registrant’s Registration Statement on Form S-1 filed on May 22, 2014 (SEC File No. 333-179304)).

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

10.57

Overriding Royalty Agreement dated August 12, 2010 between Ruger Coal Company LLC and Sugar Camp Energy, LLC (incorporated herein by reference to Amendment No. 10 to Exhibit 10.59 on the Registrant’s Draft Registration Statement on Form S-1 filed on February 18, 2014 (SEC File No. 333-179304)).

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

10.60

Coal Mining Lease (For “Reserve 2”) dated August 12, 2010 between Colt LLC and Hillsboro Energy LLC (incorporated herein by reference to Exhibit 10.63 on the Registrant’s Registration Statement on Form S-1 filed on May 22, 2014 (SEC File No. 333-179304)).

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

10.63

Amendment and Restatement of the Short Phantom Equity Agreement dated December 21, 2012 among Foresight Energy Services LLC, Drexel Short, Foresight Management, LLC and Foresight Reserves, L.P. (incorporated herein by reference to Exhibit 10.69 on the Registrant’s Registration Statement on Form S-1 filed on April 24, 2014 (SEC File No. 333-179304)).

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

10.66

Receivables Financing Agreement dated January 13, 2015 between Foresight Receivables LLC, as Borrower, PNC Bank, National Association, as LC Bank and Administrative Agent, and Foresight Energy LLC, as initial Servicer (incorporated by herein reference to Exhibit 10.78 on the Registrant’s Annual Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.67

Purchase and Sale Agreement dated as of January 13, 2015 between various entities listed on schedule I hereto, as Originators, Foresight Energy LLC, as Servicer, and Foresight Receivables LLC, as Buyer (incorporated by herein reference to Exhibit 10.79 on the Registrant’s Annual Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.68

Foresight Energy LP Long-term Incentive Plan – Form of Unit Award Agreement (with Transfer Restrictions) (incorporated by herein reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on February 10, 2015 (SEC File No. 001-36503)).

10.69

Foresight Energy LP Long-term Incentive Plan – Form of Subordinated Unit Award Agreement (with Transfer Restrictions) (incorporated by herein reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on February 10, 2015 (SEC File No. 001-36503)).

10.70

Performance Guaranty between Foresight Energy LP and PNC Bank, National Association dated January 13, 2015 (incorporated by herein reference to Exhibit 10.80 on the Registrant’s Annual Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.71

First Amendment to Foresight Energy LP Long-Term Incentive Plan dated February 6, 2015 (incorporated by herein reference to Exhibit 10.81 on the Registrant’s Annual Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.72

Forbearance Agreement between Foresight Receivables, Foresight Energy LLC, certain subsidiaries of Foresight Energy LLC and PNC Bank, National Association, and certain other committed lenders dated January 27, 2016 (incorporated herein by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2016 (SEC File No. 001-36503)).

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

Exhibit Number	Description of Documents

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

10.83

Indefeasible Assignment of Minimum Royalties under Coal Leases (Colt Assignment), dated as of August 30, 2016, by and between Colt LLC and Murray American Coal, Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.84

Seventh Amendment to Credit Agreement, Third Amendment to Guaranty, and Waiver, dated as of August 30, 2016, by and among Hillsboro Energy LLC, Foresight Energy LLC, the Lender party thereto, Crédit Agricole Corporate and Investment Bank, as administrative agent, and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme, as Hermes agent (incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

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

Exhibit Number	Description of Documents
10.98

Amendment to Letter Agreement, dated as of March 13, 2017 by and among Foresight Reserves, LP, for itself and as attorney in fact for the Other Investors, Murray Energy Corporation and Foresight Energy LP (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017 (SEC File No. 001-36503)).

10.99

Credit and Guaranty Agreement, dated as of March 28, 2017, among Foresight Energy LLC, as Borrower, Foresight Energy LP, the Guarantors party thereto, The Huntington National Bank, as Facilities Administrative Agent, Lord Securities Corporation, as Term Administrative Agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.100

Priority Lien Debt Pledge and Security Agreement, dated as of March 28, 2017, between each of the Grantors party thereto and Lord Securities Corporation, as Priority Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.101

Priority Lien Debt Pledge Agreement, dated as of March 28, 2017, between Foresight Energy LP and Lord Securities Corporation, as Priority Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.102

Parity Lien Debt Pledge and Security Agreement, dated as of March 28, 2017, between each of the Grantors party thereto and Lord Securities Corporation, as Parity Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.103

Collateral Trust Agreement, dated as of March 28, 2017, among Foresight Energy LLC, the other Grantors from time to time party thereto, The Huntington National Bank, as Administrative Agent under the Credit Agreement, Wilmington Trust, National Association, as Trustee under the Indenture, and Lord Securities Corporation, as Collateral Trustee (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.104

Eighth Amendment to Credit Agreement and Fourth Amendment to Guaranty, dated as of March 28, 2017, by and among Sugar Camp Energy, LLC, Foresight Energy LLC, the Lender party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme, as Hermes Agent (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.105

Eighth Amendment to Credit Agreement and Fourth Amendment to Guaranty, dated as of March 28, 2017, by and among Hillsboro Energy LLC, Foresight Energy LLC, the Lender party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung Einer Französischen Société Anonyme, as Hermes Agent (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.106

Consulting Agreement between Foresight Energy LP and Rashda M. Buttar dated July 24, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017 (SEC File No. 001-36503)).

21.1*	List of Subsidiaries of Foresight Energy LP

23.1*	Consent of Independent Registered Public Accounting Firm for Foresight Energy LP

24.1*	Powers of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Documents

95.1*	Mine Safety Disclosures

101*	Interactive Data File (Form 10-K for the year ended December 31, 2017 filed in XBRL)

*	Filed herewith

**	Furnished

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 6, 2018.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Robert D. Moore
Robert D. Moore
President, Chairman of the Board,
and Chief Executive Officer

/s/ Jeremy J. Harrison
Jeremy J. Harrison
Principal Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert D. Moore	President, Chairman of the Board, and Chief Executive Officer	March 6, 2018
Robert D. Moore

/s/ Jeremy J. Harrison	Principal Financial Officer and Chief Accounting Officer	March 6, 2018
Jeremy J. Harrison

/s/ G. Nicholas Casey*	Director	March 6, 2018
G. Nicholas Casey

/s/ Daniel S. Hermann*	Director	March 6, 2018
Daniel S. Hermann

/s/ Robert E. Murray*	Director	March 6, 2018
Robert E. Murray

/s/ Brian D. Sullivan*	Director	March 6, 2018
Brian D. Sullivan

/s/ Paul H. Vining*	Director	March 6, 2018
Paul H. Vining

*By:	/s/ Robert D. Moore
Robert D. Moore, Attorney-in-fact