Form 10-Q
period 2018-09-30
Foresight Energy LP
filed 2018-11-07
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, the registrant had 80,844,319 common units and 64,954,691 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

(In Thousands)

	(Successor)	(Successor)
	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$43,070	$2,179
Accounts receivable	38,583	35,158
Due from affiliates	32,055	37,685
Financing receivables - affiliate	3,327	3,138
Inventories, net	52,924	40,539
Prepaid royalties	—	4,000
Deferred longwall costs	14,172	9,520
Other prepaid expenses and current assets	8,139	10,844
Contract-based intangibles	1,430	11,268
Total current assets	193,700	154,331
Property, plant, equipment and development, net	2,168,348	2,378,605
Due from affiliates	—	947
Financing receivables - affiliate	61,514	64,097
Prepaid royalties, net	2,295	1,250
Other assets	4,640	5,358
Contract-based intangibles	1,058	2,052
Total assets	$2,431,555	$2,606,640
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt and capital lease obligations	$41,498	$109,532
Current portion of sale-leaseback financing arrangements	5,851	4,148
Accrued interest	26,342	13,410
Accounts payable	96,284	76,658
Accrued expenses and other current liabilities	80,662	62,442
Asset retirement obligations	4,416	4,416
Due to affiliates	23,384	13,324
Contract-based intangibles	16,844	28,688
Total current liabilities	295,281	312,618
Long-term debt and capital lease obligations	1,209,172	1,205,000
Sale-leaseback financing arrangements	192,298	196,496
Asset retirement obligations	51,686	39,655
Other long-term liabilities	29,857	32,330
Contract-based intangibles	69,027	144,715
Total liabilities	1,847,321	1,930,814
Limited partners' capital:
Common unitholders (80,844 and 77,644 units outstanding as of September 30, 2018 and December 31, 2017, respectively)	370,884	421,161
Subordinated unitholder (64,955 units outstanding as of September 30, 2018 and December 31, 2017)	213,350	254,665
Total partners' capital	584,234	675,826
Total liabilities and partners' capital	$2,431,555	$2,606,640

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period From April 1, 2017 through September 30, 2017	Period From January 1, 2017 through March 31, 2017
Revenues:
Coal sales	$291,987	$229,670	$800,366	$434,186	$227,813
Other revenues	1,949	2,770	5,718	5,347	2,581
Total revenues	293,936	232,440	806,084	439,533	230,394

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	133,670	122,839	391,222	228,629	117,762
Cost of coal purchased	6,312	—	11,969	—	7,973
Transportation	61,239	39,414	166,716	67,672	37,726
Depreciation, depletion and amortization	52,780	53,754	159,512	103,291	39,298
Contract amortization and write-off	(4,855)	(15,611)	(76,699)	(6,878)	—
Accretion on asset retirement obligations	558	726	1,848	1,454	710
Selling, general and administrative	10,465	7,858	28,774	15,135	6,554
Long-lived asset impairments	—	—	110,689	—	—
Loss on commodity derivative contracts	—	1,101	—	2,218	1,492
Other operating (income) expense, net	24,849	(48)	(18,782)	(13,538)	451
Operating income	8,918	22,407	30,835	41,550	18,428
Other expenses:
Interest expense, net	36,619	35,988	109,327	71,408	43,380
Change in fair value of warrants	—	—	—	—	(9,278)
Loss on early extinguishment of debt	—	—	—	—	95,510
Net loss	$(27,701)	$(13,581)	$(78,492)	$(29,858)	$(111,184)

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(13,298)	$(5,097)	$(37,177)	$(13,887)	$(56,259)
Subordinated unitholder	$(14,403)	$(8,484)	$(41,315)	$(15,971)	$(54,925)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(0.17)	$(0.07)	$(0.47)	$(0.18)	$(0.85)
Subordinated unitholder	$(0.22)	$(0.13)	$(0.64)	$(0.25)	$(0.85)

Weighted average limited partner units outstanding - basic and diluted:
Common units	80,505	77,510	79,737	76,893	66,533
Subordinated units	64,955	64,955	64,955	64,955	64,955

Distributions declared per limited partner unit	$0.0565	$0.0647	$0.1695	$0.0647	$—

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statement of Partners’ Capital

(In Thousands, Except Unit Data)

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Successor balance at January 1, 2018	$421,161	77,644,489	$254,665	64,954,691	$675,826
Net loss attributable to successor	(37,177)	—	(41,315)	—	(78,492)
Cash distributions	(13,574)	—	—	—	(13,574)
Conversion of warrants, net	—	3,107,951	—	—	—
Equity-based compensation	530	—	—	—	530
Issuance of equity-based awards	—	91,879	—	—	—
Distribution equivalent rights on LTIP awards	(56)	—	—	—	(56)
Successor balance at September 30, 2018	$370,884	80,844,319	$213,350	64,954,691	$584,234

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	(Successor)	(Successor)	(Predecessor)
	Nine Months Ended September 30, 2018	Period From April 1, 2017 through September 30, 2017	Period From January 1, 2017 through March 31, 2017
Cash flows from operating activities
Net loss	$(78,492)	$(29,858)	$(111,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	159,512	103,291	39,298
Amortization of debt discount and deferred issuance costs	2,015	1,273	6,365
Contract amortization and write-off	(76,699)	(6,878)	—
Equity-based compensation	530	439	318
Loss on commodity derivative contracts	—	2,218	1,492
Settlements of commodity derivative contracts	—	320	3,724
Realized gains on coal derivatives included in investing activities	—	—	(3,520)
Long-lived asset impairments	110,689	—	—
Insurance proceeds included in investing activities	(42,947)	—	—
Change in fair value of warrants	—	—	(9,278)
Debt extinguishment expense	—	—	95,510
Other	—	8,915	1,321
Changes in operating assets and liabilities:
Accounts receivable	(3,425)	9,450	19,695
Due from/to affiliates, net	16,637	6,923	(13,157)
Inventories	(10,307)	(22,159)	(917)
Prepaid expenses and other assets	(244)	(4,759)	(5,117)
Prepaid royalties	2,955	6,240	(241)
Commodity derivative assets and liabilities	—	266	(532)
Accounts payable	19,626	(582)	7,324
Accrued interest	12,932	22,493	(9,803)
Accrued expenses and other current liabilities	18,667	1,188	(3,430)
Other	2,155	1,300	1,782
Net cash provided by operating activities	133,604	100,080	19,650
Cash flows from investing activities
Investment in property, plant, equipment and development	(50,872)	(36,960)	(19,908)
Return of investment on financing arrangements with Murray Energy (affiliate)	2,394	1,452	705
Insurance proceeds	42,947	—	—
Settlement of certain coal derivatives	—	—	3,520
Proceeds from sale of property, plant and equipment	—	—	1,898
Net cash used in investing activities	(5,531)	(35,508)	(13,785)
Cash flows from financing activities
Borrowings under revolving credit facility	50,000	—	—
Payments on revolving credit facility	(22,000)	—	(352,500)
Net change in borrowings under A/R securitization program	—	(10,300)	7,000
Proceeds from long-term debt and capital lease obligations	—	—	1,234,438
Payments on long-term debt and capital lease obligations	(93,877)	(23,539)	(970,721)
Payments on short-term debt	(5,180)	—	—
Proceeds from issuance of common units to Murray Energy (affiliate)	—	—	60,586
Distributions paid	(13,574)	(5,026)	—
Debt extinguishment costs	—	—	(57,645)
Debt issuance costs paid	—	—	(27,328)
Other	(2,551)	(3,471)	(1,892)
Net cash used in financing activities	(87,182)	(42,336)	(108,062)
Net increase (decrease) in cash, cash equivalents, and restricted cash	40,891	22,236	(102,197)
Cash, cash equivalents, and restricted cash, beginning of period	2,179	14,724	116,921
Cash, cash equivalents, and restricted cash, end of period	$43,070	$36,960	$14,724

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

On April 16, 2015, Murray Energy Corporation and its affiliates (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% voting interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership of the Partnership’s limited partner units outstanding at that time. On March 28, 2017, following the completion of a debt refinancing (the “March 2017 Refinancing Transactions”), Murray Energy exercised its option (the “FEGP Option”) to acquire an additional 46% voting interest in FEGP from Foresight Reserves and a former member of management pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and a former member of management, as amended, thereby increasing Murray Energy’s voting interest in FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. Murray Energy’s acquisition of the incremental ownership in FEGP resulted in its obtaining control of FELP. Per Accounting Standards Codification (“ASC”) 805-50-25-4, Murray Energy, as the acquirer of FELP through FEGP, had the option to apply pushdown accounting in the separate financial statements of the acquiree. Murray Energy elected to adopt pushdown accounting in our stand alone financial statements and therefore we have reflected the adjustment of our assets and liabilities to fair value required by pushdown accounting in our consolidated financial statements.

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

The Partnership operates in a single reportable segment and currently owns four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Macoupin Energy, LLC (“Macoupin”); and Hillsboro Energy, LLC (“Hillsboro”). Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event. On April 11, 2018, we announced that our Hillsboro operation was closed (see Note 13). However, with the settlement of litigation related to the Hillsboro matters (see Note 12), we are currently evaluating our future mining options at the Hillsboro complex. Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern United States and overseas markets.

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

In November 2016, the FASB issued ASU 2016-18, which clarified the presentation requirements of restricted cash within the statement of cash flows. Under ASU 2016-18, the changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively. We adopted this update during the first quarter of 2018 and this new guidance required adjustments to the presentation of our condensed consolidated statement of cash flows. Refer to Note 4 for the additional financial statement disclosures required by this update.

In February 2016, the FASB issued ASU 2016-02, which updated guidance regarding the accounting for leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements and related disclosures. We disclosed our future minimum payments on our operating lease obligations in our Annual Report on Form 10-K filed with the SEC on March 7, 2018 and we will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard.

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

Disaggregation of Revenue

The following table disaggregates revenue by domestic and international markets:

	(Successor)	(Successor)
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In Thousands)	(In Thousands)
Coal sales - Domestic	$151,196	$440,593
Coal sales - International	140,791	359,773
Total coal sales	$291,987	$800,366

Contract Balances

The following table provides information about balances associated with contracts with customers:

(Successor)
September 30, 2018
(In Thousands)
Receivables - Included in 'Accounts receivable'	$33,975
Receivables - Included in 'Due from affiliates - current'	22,974
Total contract balances	$56,949

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

4. Supplemental Cash Flow Information

The following is supplemental information to the condensed consolidated statement of cash flows (in thousands):

	(Successor)	(Successor)	(Predecessor)
	Nine Months Ended September 30, 2018	Period From April 1, 2017 through September 30, 2017	Period From January 1, 2017 through March 31, 2017
Supplemental disclosures of non-cash financing activities:
Short-term insurance financing	$985	$2,188	$—
Reclassification of warrant liability to partners' capital	$—	$—	$41,888

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	September 30, 2018	December 31, 2017	September 30, 2017	March 31, 2017	December 31, 2016

Cash and cash equivalents	$43,070	$2,179	$24,899	$4,235	$103,690
Restricted cash - Included in 'Other prepaid expenses and current assets'	—	—	12,061	10,489	10,731
Restricted cash - Included in 'Other assets'	—	—	—	—	2,500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$43,070	$2,179	$36,960	$14,724	$116,921

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

5. Accounts Receivable

Accounts receivable consist of the following:

	(Successor)	(Successor)
	September 30, 2018	December 31, 2017
	(In Thousands)
Trade accounts receivable	$33,975	$31,225
Other receivables	4,608	3,933
Total accounts receivable	$38,583	$35,158

6. Inventories, Net

Inventories, net consist of the following:

	(Successor)	(Successor)
	September 30, 2018	December 31, 2017
	(In Thousands)
Parts and supplies	$17,103	$17,196
Raw coal	6,787	5,577
Clean coal	29,034	17,766
Total inventories	$52,924	$40,539

7. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	(Successor)	(Successor)
	September 30, 2018	December 31, 2017
	(In Thousands)
Land, land rights and mineral rights	$1,631,659	$1,639,980
Machinery and equipment	566,364	580,649
Machinery and equipment under capital lease	127,064	127,064
Buildings and structures	223,092	221,625
Development costs	31,281	16,644
Other	3,449	3,449
Property, plant, equipment and development	2,582,909	2,589,411
Less: accumulated depreciation, depletion and amortization	(414,561)	(210,806)
Property, plant, equipment and development, net	$2,168,348	$2,378,605

8. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	(Successor)	(Successor)
	September 30, 2018	December 31, 2017
	(In Thousands)
Term Loan due 2022	$762,906	$818,813
Second Lien Notes due 2023	425,000	425,000
Revolving Credit Facility ($170.0 million capacity)	28,000	—
5.78% longwall financing arrangement	18,675	28,012
5.555% longwall financing arrangement	10,845	30,937
Capital lease obligations	16,837	25,378
Subtotal - Total long-term debt and capital lease obligations principal outstanding	1,262,263	1,328,140
Unamortized debt discounts	(11,593)	(13,608)
Total long-term debt and capital lease obligations	1,250,670	1,314,532
Less: current portion	(41,498)	(109,532)
Non-current portion of long-term debt and capital lease obligations	$1,209,172	$1,205,000

Term Loan due 2022

The Term Loan due 2022 bears interest at the borrower’s option of (a) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum. The Term Loan due 2022 also requires us to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions. The Excess Cash Flow Provisions are calculated annually and are payable 95 days after year-end.  During the second quarter of 2018, we prepaid $53.8 million of outstanding borrowings under the Excess Cash Flow Provisions for the annual period ended December 31, 2017.

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

As of September 30, 2018, there was $28.0 million in outstanding borrowings under our Revolving Credit Facility and available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $12.3 million, was $129.7 million.

9. Related-Party Transactions

Overview

Affiliated entities of FELP principally include: (a) Murray Energy, owner of an 80% interest in our general partner (effective March 28, 2017), owner of all of the outstanding subordinated limited partner units, and owner of 9,809,018 common limited partner units, (b) Entities owned and controlled by Chris Cline, the former majority owner and former chairman of our general partner and (c) through May 8, 2017, Natural Resource Partners LP (“NRP”) and its affiliates, for which Chris Cline directly and indirectly beneficially owned a 31% and 4% interest in the general and limited partner interests of NRP, respectively. On May 9, 2017, the affiliate owned by Chris Cline sold its holdings in NRP’s general partner.  As a result, NRP and its affiliates were not treated as related parties after May 8, 2017. We routinely engage in transactions in the normal course of business with Murray Energy and its subsidiaries, NRP and its subsidiaries and Foresight Reserves and its affiliates. These transactions include, among others, production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, purchases of mining equipment, land leases and sale-leaseback financing arrangements.

Murray Energy Investments

In April 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDRs”) and nearly 50% of the outstanding limited partner units in FELP, including all of the outstanding subordinated units. On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to us in exchange for 9,628,108 common units of FELP. On March 28, 2017, following completion of the March 2017 Refinancing Transactions, Murray Energy exercised its FEGP Option to acquire an additional 46% voting interest in FEGP from Foresight Reserves and a former member of management pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and a former member of management, as amended, thereby increasing Murray Energy’s voting interest in FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. FEGP has continued to govern the Partnership subsequent to this transaction. Murray Energy was also a holder of 17,556 of FELP’s outstanding warrants. All outstanding warrants held by Murray Energy were exercised in 2017 and Murray Energy held no outstanding warrants as of September 30, 2018.

Following the exercise of the FEGP Option, certain changes to the operating agreement of FEGP went into effect, pursuant to which Murray Energy is entitled to appoint a majority of the board of directors of FEGP (the “Board”). On March 28, 2017, Chris Cline resigned from the Board and from his role as Principal Strategy Advisor. In connection with the departure of Mr. Cline, Robert D. Moore now serves as Chairman of the Board and Mr. Robert Edward Murray became a member of the Board. Mr. Murray currently serves as the Executive Vice President of Marketing and Sales at Murray Energy. All members of the Board, other than Paul Vining (who is appointed by Foresight Reserves), are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion.

Murray Energy Management Services Agreement

In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provided certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. Upon the exercise of the FEGP Option, FEGP entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments. After taking into account the contractual escalations and adjustments for direct costs incurred by FELP, the amount of net expense due to the Manager for the three months ended September 30, 2018 and 2017 was $4.3 million and $4.0 million, respectively, and was $12.6 million, $2.5 million, and $7.7 million for the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017, respectively.

Murray Energy Transport Lease and Overriding Royalty Agreements

For the three months ended September 30, 2018 and 2017, we recorded other revenues of $1.2 million and $1.7 million, respectively, under the transport lease (the “Transport Lease”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, and for the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017, we recorded other revenues of $3.8 million, $1.6 million, and $3.5 million, respectively.  The total remaining minimum payments under the Transport Lease were $79.6 million at September 30, 2018, with unearned income equal to $26.1 million. As of September 30, 2018, the outstanding Transport Lease financing receivable was $53.5 million, of which $3.1 million was classified as current in the condensed consolidated balance sheet.

For the three months ended September 30, 2018 and 2017, we recorded other revenues of $0.7 million and $0.7 million, respectively, under the overriding royalty agreement (the “ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company, and for the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017, we recorded other revenues of $1.9 million, $0.8 million, and $1.3 million, respectively. The total remaining minimum payments under the ORRA were $28.6 million at September 30, 2018, with unearned income equal to $17.3 million. As of September 30, 2018, the outstanding ORRA financing receivable was $11.3 million, of which $0.2 million was classified as current in the condensed consolidated balance sheet.

Other Murray Energy Transactions

During the three months ended September 30, 2018 and 2017, we purchased $1.9 million and $2.6 million, respectively, in equipment, supplies and rebuild services from affiliates of Murray Energy, and for the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017, we purchased $11.0 million, $2.1 million, and $5.9 million, respectively.

During the three months ended September 30, 2018 and 2017, we provided less than $0.1 million in equipment, supplies and rebuild services to affiliates of Murray Energy. We provided equipment, supplies, and rebuild services to affiliates of Murray Energy of $0.1 million for the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017.

From time to time, we purchase and sell coal to Murray Energy and its affiliates to, among other things, meet customer contractual obligations. We also sell coal to Javelin Global Commodities Limited (“Javelin”), an international commodities marketing and trading joint venture owned by Murray Energy, Uniper, and management of Javelin, as our primary outlet for export sales. During the three months ended September 30, 2018 and 2017, we purchased $6.3 million and $0 million, respectively of coal from Murray Energy and its affiliates and we sold $134.0 million and $64.4 million, respectively, of coal to Murray Energy and its affiliates, including Javelin. For the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017, we purchased $12.0 million, $8.0 million, and $0 million, respectively, of coal from Murray Energy and its affiliates and we sold $340.4 million, $60.7 million, and $104.7 million, respectively, of coal to Murray Energy and its affiliates, including Javelin.

During the three months ended September 30, 2018 and 2017, we paid Javelin $1.0 million and $1.2 million, respectively, in transportation costs related to certain export sales. For the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017, we paid Javelin $3.8 million, $0.5 million, and $1.2 million, respectively, in transportation costs related to certain export sales.

During the three months ended September 30, 2018 and 2017, we also incurred expense to Javelin of $1.9 million and $0.8 million, respectively, in sales and marketing expenses. For the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017, we incurred expense to Javelin of $4.8 million, $0.7 million, and $1.1 million, respectively, in sales and marketing expenses.

During the three months ended September 30, 2018 and 2017, we earned $0 million and $0.3 million, respectively, in other revenues for Murray Energy’s usage of our Sitran terminal, and for the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017, Sitran earned usage fees from Murray Energy of less than $0.1 million, $0.2 million, and $0.5 million, respectively.

During the three and nine months ended September 30, 2018, we utilized capacity on a Murray Energy transloading contract with a third party, thereby allowing Murray Energy to reduce its exposure to certain contractual liquidated damage charges.  To compensate the Partnership for the reduced contractual liquidated damage charges, Murray Energy reimbursed the Partnership $3.4 million and $8.0 million of transportation expenses during the three and nine months ended September 30, 2018, respectively.

During the three and nine months ended September 30, 2018, Murray Energy utilized our capacity within our transportation agreements with third parties, thereby allowing us to reduce our exposure to certain contractual liquidated damage charges.  To compensate Murray Energy for our reduced contractual liquidated damage charges, we reimbursed Murray Energy $0.2 million and $1.2 million of transportation expenses during the three and nine months ended September 30, 2018.

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

As of September 30, 2018, CRDC owned $9.9 million and $5.0 million of the outstanding principal on our Term Loan due 2022 and our Second Lien Notes due 2023, respectively.

As of September 30, 2018, the Cline Trust owned $9.9 million and $20.0 million of the outstanding principal on our Term Loan due 2022 and our Second Lien Notes due 2023, respectively. The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of September 30, 2018.

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

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

		(Successor)	(Successor)
Affiliated Company	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In Thousands)
Murray Energy and affiliated entities (1)	Due from affiliates - current	$32,055	$37,685

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$3,327	$3,138

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$—	$947

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$61,514	$64,097

Foresight Reserves and affiliated entities	Prepaid royalties - current and noncurrent	$—	$4,000

Murray Energy and affiliated entities (1)	Due to affiliates - current	$20,046	$11,591
Foresight Reserves and affiliated entities	Due to affiliates - current	3,338	1,733
Total - Due to affiliates - current		$23,384	$13,324

(1) – Includes amounts due to/from Javelin, a joint venture partially owned by Murray Energy.

A summary of certain expenses (revenues) incurred with affiliated entities is as follows for the three months ended September 30, 2018 and 2017, the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017 (in thousands):

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period from April 1, 2017 to September 30, 2017	Period from January 1, 2017 to March 31, 2017
Coal sales - Murray Energy and affiliated entities (including Javelin) (1)	$(134,034)	$(64,415)	$(340,444)	$(104,725)	$(60,749)
Overriding royalty and lease revenues - Murray Energy and affiliated entities (2)	$(1,945)	$(2,465)	$(5,671)	$(4,877)	$(2,355)
Terminal revenues - Murray Energy and affiliated entities (2)	$—	$(304)	$(44)	$(470)	$(226)
Royalty expense - NRP and affiliated entities (3) - through April 30, 2017	n/a	n/a	n/a	$710	$3,669
Royalty expense - Foresight Reserves and affiliated entities (3)	$11,135	$9,658	$27,246	$16,393	$1,521
Loadout services - NRP and affiliated entities (3) - through April 30, 2017	n/a	n/a	n/a	$746	$2,134
Transportation services - Murray Energy and affiliated entities (including Javelin) (4)	$1,020	$1,232	$3,827	$1,232	$525
Purchased goods and services - Murray Energy and affiliated entities (5)	$1,914	$2,626	$11,013	$5,900	$2,061
Purchased coal - Murray Energy and affiliated entities (6)	$6,312	$—	$11,969	$—	$7,973
Land leases - Foresight Reserves and affiliated entities (3), (4)	$41	$124	$171	$131	$57
Sales and marketing expenses - Murray Energy and affiliated entities (including Javelin)(7)	$1,927	$772	$4,840	$1,139	$692
Management services, net - Murray Energy and affiliated entities (7)	$4,327	$3,956	$12,597	$7,669	$2,547
Sales-leaseback interest expense - NRP and affiliated entities (8) - through April 30, 2017	n/a	n/a	n/a	$2,012	$6,244

Principal location in the condensed consolidated financial statements:

(1) – Coal sales

(2) – Other revenues

(3) – Cost of coal produced (excluding depreciation, depletion and amortization)

(4) – Transportation

(5) – Cost of coal produced (excluding depreciation, depletion and amortization) and property, plant and equipment, net, as applicable

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

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the three month periods indicated:

	(Successor)			(Successor)
	Three Months Ended September 30,			Three Months Ended September 30,
	2018			2017
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(13,298)	$(14,403)	$(27,701)	$(5,097)	$(8,484)	$(13,581)

Denominator:
Weighted-average units to calculate basic EPU	80,505	64,955	145,460	77,510	64,955	142,465
Plus: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	80,505	64,955	145,460	77,510	64,955	142,465

Basic net loss per unit	$(0.17)	$(0.22)	$(0.19)	$(0.07)	$(0.13)	$(0.10)
Diluted net loss per unit	$(0.17)	$(0.22)	$(0.19)	$(0.07)	$(0.13)	$(0.10)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended September 30, 2018 and 2017, approximately 0.3 million phantom units were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during the current period by the 51,480 Warrants outstanding as of September 30, 2018, which are convertible into common units at an exchange rate of approximately 13.8 common units of FELP at an exercise price of $0.8270 per common unit, in each case subject to adjustment (see Note 11).

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the nine months ended September 30, 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to September 30, 2017:

	(Successor)
	Nine Months Ended September 30,
	2018
	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(37,177)	$(41,315)	$(78,492)

Denominator:
Weighted-average units to calculate basic EPU	79,737	64,955	144,692
Plus: effect of dilutive securities (1)	—	—	—
Weighted-average units to calculate diluted EPU	79,737	64,955	144,692

Basic net loss per unit	$(0.47)	$(0.64)	$(0.54)
Diluted net loss per unit	$(0.47)	$(0.64)	$(0.54)

	(Predecessor)			(Successor)
	Period from January 1, 2017 to March 31, 2017			Period from April 1, 2017 to September 30, 2017
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(56,259)	$(54,925)	$(111,184)	$(13,887)	$(15,971)	$(29,858)

Denominator:
Weighted-average units to calculate basic EPU	66,533	64,955	131,488	76,893	64,955	141,848
Plus: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	66,533	64,955	131,488	76,893	64,955	141,848

Basic net loss per unit	$(0.85)	$(0.85)	$(0.85)	$(0.18)	$(0.25)	$(0.21)
Diluted net loss per unit	$(0.85)	$(0.85)	$(0.85)	$(0.18)	$(0.25)	$(0.21)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the nine months ended September 30, 2018, approximately 0.3 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. For the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to September 30, 2017, approximately 0.3 million phantom units were anti-dilutive and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during the current period by the 51,480 Warrants outstanding as of September 30, 2018, which are convertible into common units at an exchange rate of approximately 13.8 common units of FELP at an exercise price of $0.8270 per common unit, in each case subject to adjustment (see Note 11).

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

As a result of a series of transactions related to the March 2017 Refinancing Transactions, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital, and therefore, were not remeasured at fair value subsequent to the March 2017 Refinancing Transactions. As of September 30, 2018, there are 51,480 Warrants outstanding and exercisable into 13.8 common units of FELP at an exercise price of $0.8270 per common unit.

Long-Term Debt

The fair value of long-term debt as of September 30, 2018 and December 31, 2017 was $1,203.0 million and $1,178.1 million, respectively. The fair value of long-term debt was calculated based on (i) quoted prices in markets that are not active and (ii) the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms.  These are considered Level 2 and Level 3 fair value measurements, respectively.

12. Contingencies

Hillsboro and Macoupin Matters

In July 2015, we provided notice to WPP LLC (“WPP”), a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event. As a result of the force majeure event, as of September 30, 2018, we had not made $98.5 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement.  Since November 2015, WPP has maintained a Complaint against the Partnership, Hillsboro, and certain other of the Partnership’s subsidiaries, all related to Hillsboro’s declaration of force majeure under the royalty agreement. In addition, since April 2018, Hillsboro maintained a Counterclaim against WPP.

Since April 2016, WPP and HOD LLC (“HOD”), subsidiaries of NRP, have maintained a complaint in the Circuit Court of Macoupin County, Illinois against the Company and Macoupin.  The operative complaint generally alleges misapplication of the recoupment provision of the royalty agreement. WPP’s claims were estimated to exceed $11 million.

On October 19, 2018, the parties reached a settlement to resolve all disputes arising out of the Hillsboro and Macoupin Matters, and the court in each matter has entered a final order dismissing the case with prejudice. As part of the settlement, WPP will receive a payment of $25 million from the Partnership in consideration of all disputed past due amounts.  In addition, the Partnership and WPP have agreed to amend the coal lease and royalty agreement between Hillsboro and WPP, reducing the annual minimum royalty payments from $30 million to $11 million and providing for a tonnage royalty of 6% of the gross selling price (as defined in the lease) of coal mined and sold from the leased premises.  The Partnership, as parent of Hillsboro, will also provide a guarantee to WPP of up to $50 million of the minimum royalty payments. This settlement will fully and finally conclude all claims and counterclaims in Hillsboro and Macoupin matters.  With the settlement and the reduction of future annual minimum royalty payments, we are currently evaluating our future mining options at Hillsboro.  As of September 30, 2018, we have $25.0 million accrued for the settlement of the Hillsboro and Macoupin Matters.

Other Matters

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  As of September 30, 2018, we have $26.3 million accrued, in aggregate and inclusive of the Hillsboro matters discussed above, for various litigation matters.

Insurance Recoveries

We are currently in discussions with our insurance provider in regards to further potential recoveries under our policy related to the combustion event at our Hillsboro operation. From the date of the combustion event through December 31, 2017, we have recognized $46.9 million of insurance recoveries related to the recovery of mitigation costs and business interruption insurance proceeds.  During the nine months ended September 30, 2018, we recognized an additional $44.1 million of insurance recoveries.  For the nine months ended September 30, 2018, recoveries totaling $1.1 million related to mitigation costs were recorded to cost of coal produced (excluding depreciation, depletion and amortization), with the remaining $43.0 million of recoveries, related to the recovery of losses on machinery and equipment, recorded to other operating (income) expense in our consolidated statement of operations. We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to this incident.

Performance Bonds

We had outstanding surety bonds with third parties of $90.7 million as of September 30, 2018 to secure reclamation and other performance commitments.

13. Long-Lived Asset Impairments

As a result of the matters with WPP described in Note 12 and additional facts and circumstances arising in early April, on April 11, 2018, we announced that our Hillsboro operation would be closed and certain long-lived assets consisting primarily of mineral reserves and certain buildings and structures, machinery and equipment, and other related assets were not expected to generate future positive cash flows. As the expected future cash flows were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $110.7 million during the nine months ended September 30, 2018.  The fair values were measured primarily based on an estimate of discounted future cash flows, which are considered Level 3 fair value inputs.

The closure of our Hillsboro operation also resulted in the write-off of the liability associated with the unfavorable royalty agreement included within long-term contract-based intangibles on the consolidated balance sheets.  As a result, we recorded a benefit of $69.1 million during the nine months ended September 30, 2018.

With the settlement of the matters with WPP described in Note 12, we are currently evaluating our future mining options at the Hillsboro complex.

14. Subsequent Event

On November 7, 2018, we announced a cash distribution of $0.0565 per unit payable to common unitholders.  The distribution is payable on December 21, 2018, for common unitholders of record on December 11, 2018.

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

Company Overview

Foresight Energy LLC (“FELLC”), a perpetual-term Delaware limited liability company, was formed in September 2006 for the development, mining, transportation and sale of coal. Prior to June 23, 2014, Foresight Reserves LP (“Foresight Reserves”) owned 99.333% of FELLC and a member of FELLC’s management owned 0.667%. On June 23, 2014, in connection with the initial public offering (“IPO”) of Foresight Energy LP (“FELP,” the “Partnership”, “we,” “us,” and “our”), Foresight Reserves and a member of FELLC’s management contributed their ownership interests in FELLC to FELP in exchange for common and subordinated units in FELP. FELP has been managed by Foresight Energy GP LLC (“FEGP”) subsequent to the IPO. On April 16, 2015, Murray Energy Corporation (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% voting interest in FEGP and all of the outstanding subordinated units of FELP, representing 50% ownership of the Partnership’s limited partner units outstanding at that time. On March 28, 2017, Murray Energy acquired an additional 46% voting interest in FEGP, thereby increasing Murray Energy’s voting interest in the FEGP to 80%.

We control over 1.7 billion tons of coal reserves (which excludes 322 million tons of coal reserves associated with our Hillsboro complex – see below), almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with three operating underground mining complexes in the Illinois Basin. Williamson and Sugar Camp are longwall operations, and Macoupin is currently a continuous miner operation. The Williamson complex operates with one longwall system and the Sugar Camp complex operates with two longwall mining systems.

Mining operations at Hillsboro have been idle since March 2015 due to a combustion event. In May 2017, we breached the seal and mine rescue teams evaluated the mine. In December 2017, we submitted a re-entry plan to MSHA, which contained a plan for the permanent sealing of the current longwall district of Hillsboro.  In early 2018 the current longwall district was permanently sealed, resulting in certain longwall equipment and other related assets being permanently sealed within and unable to be recovered. As a result, a $42.7 million impairment loss was recognized during 2017. In April 2018, we announced the closure of the Hillsboro complex in which we recorded an aggregate impairment charge of $110.7 million, primarily related to mineral reserves, in the second quarter of 2018 as well as a benefit of $69.1 million related to the write-off of the liability associated with an unfavorable royalty agreement. In October 2018, we reached a settlement of the litigation matters with WPP LLC (“WPP”) and, as a result of the settlement, we are currently evaluating our future options at Hillsboro.

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

We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts, contract amortization and write-off, changes in the fair value of the warrants and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds/deducts to Adjusted EBITDA the aggregate settlements during the period. Adjusted EBITDA also includes any insurance recoveries received, regardless of whether they relate to the recovery of mitigation costs, the receipt of business interruption proceeds, or the recovery of losses on machinery and equipment.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 (Successor) to Three Months Ended September 30, 2017 (Successor)

Coal Sales. The following table summarizes coal sales information during the three months ended September 30, 2018 and 2017 (in thousands, except per ton data).

	(Successor)	(Successor)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Variance
Coal sales	$291,987	$229,670	$62,317	27.1%
Tons sold	6,143	5,242	901	17.2%
Coal sales realization per ton sold(1)	$47.53	$43.81	$3.72	8.5%
Netback to mine realization per ton sold(2)	$37.56	$36.29	$1.27	3.5%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The increase in coal sales revenue from the prior year period was due to higher coal sales volumes combined with higher coal sales realization per ton sold.  Coal sales volumes and coal sales realization per ton sold for the three months ended September 30, 2018 were higher as compared to the prior year period due to increased export sales, which experienced more favorable API2 pricing during 2018.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended September 30, 2018 and 2017 (in thousands, except per ton data).

	(Successor)	(Successor)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Variance
Cost of coal produced (excluding depreciation, depletion and amortization)	$133,670	$122,839	$10,831	8.8%
Produced tons sold	6,000	5,242	758	14.5%
Cash cost per ton sold(1)	$22.28	$23.43	$(1.15)	-4.9%

Tons produced	6,167	5,297	870	16.4%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The increase in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year period was due to an increase in produced tons sold offset by a lower cash cost per ton sold.  The lower cash cost per ton sold resulted from no longwall moves occurring during the third quarter of 2018, compared to one longwall move in the prior year period.  Additionally, cost of coal produced (excluding depreciation, depletion and amortization) for the third quarter of 2017 included $4.3 million arising from the non-cash adjustment of inventory to fair value related to our pushdown accounting.

Cost of Coal Purchased.  From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $6.3 million during the three months ended September 30, 2018.  We had no such purchases during the three months ended September 30, 2017.

Transportation. Our cost of transportation for the three months ended September 30, 2018 increased approximately $21.8 million from the three months ended September 30, 2017 due to a higher percentage of our sales going to the export market during the current year period and the additional transportation and transloading costs associated therewith.

Contract Amortization and Write-off. During the three months ended September 30, 2018 and 2017, we recorded amortization benefit of $4.9 million and $15.6 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities recorded as part of our pushdown accounting.

Selling, General and Administrative.  The increase in selling, general and administrative expense for the three months ended September 30, 2018 as compared to the prior year period was primarily due to increased sales and marketing expense associated with our increased export sales volumes as well as legal expenses associated with the Hillsboro matters discussed in “Item 1. Financial Statements – Note 12. Contingencies”.

Loss on Commodity Derivative Contracts.  We recorded a loss on our commodity contracts of $1.1 million for the three months ended September 30, 2017.  We had no open commodity contracts during the three months ended September 30, 2018.

Other Operating (Income) Expense, Net. Other operating (income) expense, net increased $24.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to the $25.0 million charge related to the settlement of litigation related to the Hillsboro matters discussed in “Item 1. Financial Statements – Note 12. Contingencies”.

Interest Expense, Net.  Interest expense, net for the three months ended September 30, 2018 increased $0.6 million as compared to the three months ended September 30, 2017 primarily due to outstanding borrowings on our revolving credit facility and overall higher variable interest rates during the third quarter of 2018, offset by lower overall outstanding principal balances.

Adjusted EBITDA. Adjusted EBITDA decreased $9.2 million from the prior year period due primarily due to the settlement of litigation related to the Hillsboro matters offset by higher coal sales realization per ton and lower cash costs per ton sold on overall increased sales volumes. The table below reconciles net loss to Adjusted EBITDA for the three months ended September 30, 2018 and 2017 (in thousands).

	(Successor)	(Successor)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net loss(1)(2)	$(27,701)	$(13,581)
Interest expense, net	36,619	35,988
Depreciation, depletion and amortization	52,780	53,754
Accretion on asset retirement obligations	558	726
Contract amortization and write-off	(4,855)	(15,611)
Noncash impact of recording coal inventory to fair value in pushdown accounting	—	4,306
Equity-based compensation	178	228
Long-lived asset impairments	—	—
Loss on commodity derivative contracts	—	1,101
Settlements of commodity derivative contracts	—	(124)
Adjusted EBITDA	$57,579	$66,787

(1) - Included in net loss during the three months ended September 30, 2018 was expense of $25.0 million related to the settlement of litigation related to the Hillsboro matters.

(2) - Included in net loss during the three months ended September 30, 2017 was insurance proceeds of $1.5 million from the Hillsboro mine combustion event.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Comparison of the Nine Months Ended September 30, 2018 (Successor) to the Period from January 1, 2017 to March 31, 2017 (Predecessor) and the Period from April 1, 2017 to September 30, 2017 (Successor)

Coal Sales. The following table summarizes coal sales information during the nine months ended September 30, 2018 to the period from January 1, 2017 to March 31, 2017 and the period from April 1, 2017 to September 30, 2017 (in thousands, except per ton data).

	(Successor) Nine Months Ended September 30, 2018	(Successor) Period From April 1, 2017 through September 30, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through September 30, 2017	Variance — Nine Months Ended September 30, 2018 versus Combined Period from January 1, 2017 to September 30, 2017
Coal sales	$800,366	$434,186	$227,813	$661,999	$138,367	20.9%
Tons sold	17,250	10,077	5,283	15,360	1,890	12.3%
Coal sales realization per ton sold(1)	$46.40	$43.09	$43.12	$43.10	$3.30	7.7%
Netback to mine realization per ton sold(2)	$36.73	$36.37	$35.98	$36.24	$0.49	1.4%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The increase in coal sales revenue from the prior year period was due to higher coal sales volumes combined with higher coal sales realization per ton sold.  Coal sales volumes and coal sales realization per ton sold for the nine months ended September 30, 2018 were higher as compared to the prior year period due to increased export sales, which experienced more favorable API2 pricing during 2018.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information during the nine months ended September 30, 2018 to the period from January 1, 2017 to March 31, 2017, the period from April 1, 2017 to September 30, 2017 (in thousands, except per ton data).

	(Successor) Nine Months Ended September 30, 2018	(Successor) Period From April 1, 2017 through September 30, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through September 30, 2017	Variance — Nine Months Ended September 30, 2018 versus Combined Period from January 1, 2017 to September 30, 2017
Cost of coal produced (excluding depreciation, depletion and amortization)	$391,222	$228,629	$117,762	$346,391	$44,831	12.9%
Produced tons sold	16,978	10,077	5,165	15,242	1,736	11.4%
Cash cost per ton sold(1)	$23.04	$22.69	$22.80	$22.73	$0.31	1.4%

Tons produced	17,252	10,957	5,267	16,224	1,028	6.3%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The increase in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year period was due to an increase in produced tons sold as well as a slightly higher cash cost per ton sold resulting primarily from challenging longwall moves in the current year period as well as increased expenses relating to royalties and subsidence.  The higher royalty and subsidence expenses are functions of which coal reserve leases and land parcels that we currently mine.  Royalty expense also increased because of higher coal sales realizations per ton.

Cost of Coal Purchased.  From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $12.0 million and $8.0 million during the nine months ended September 30, 2018 and the period from January 1, 2017 to March 31, 2017, respectively.  We had no such purchases during the period from April 1, 2017 to September 30, 2017.

Transportation. Our cost of transportation for the nine months ended September 30, 2018 increased $61.3 million as compared to the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to September 30, 2017, in aggregate, due to a higher percentage of our sales going to the export market during the current year period and the additional transportation and transloading costs associated therewith.

Contract Amortization and Write-off. During the nine months ended September 30, 2018 and the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to September 30, 2017, in aggregate, we recorded amortization benefit of $76.7 million and $6.9 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities recorded as part of our pushdown accounting.  The current year period includes a benefit of $69.1 million associated with the write-off of an unfavorable royalty agreement resulting from the permanent closure of Hillsboro.

Depreciation, Depletion and Amortization.  The increase in depreciation, depletion and amortization expense for the nine months ended September 30, 2018 compared to the prior year period was primarily the result of increased depreciation and depletion expense resulting from recording our assets at estimated fair value from the application of pushdown accounting.

Selling, General and Administrative.  The increase in selling, general and administrative expense for the nine months ended September 30, 2018 as compared to the prior year period was primarily due to the increase in the management services agreement with Murray Energy upon the exercise of the FEGP Option in March 2017, increased sales and marketing expense associated with our increased export sales volumes, and legal expenses associated with the Hillsboro matters discussed in “Item 1. Financial Statements – Note 9. Contingencies”.

Long-lived Asset Impairments.  In April 2018, we announced the permanent closure of the Hillsboro complex in which we recorded an aggregate impairment charge of $110.7 million in the second quarter of 2018, primarily related to the mineral reserves.

Loss on Commodity Derivative Contracts.  We recorded a loss on our commodity contracts of $3.7 million, in aggregate for the period from January 1, 2017 to March 31, 2017 and the period from April 1, 2017 to September 30, 2017. We had no open commodity contracts during the nine months ended September 30, 2018.

Other Operating (Income) Expense, Net. Other operating (income) expense, net increased $5.7 million for the nine months ended September 30, 2018 as compared to the aggregate prior year periods primarily due to the receipt of $43.0 million in payments from insurance companies offset by $25.0 million for the settlement of litigation related to the Hillsboro matters discussed in “Item 1. Financial Statements – Note 12. Contingencies”.  This compares to $12.8 million in payments from insurance companies in the prior year period.  We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to the Hillsboro combustion event.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2018 decreased $5.5 million compared to the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to September 30, 2017, in aggregate, primarily due to lower effective interest rates on our existing debt compared to the interest rates on the indebtedness retired in the March 2017 Refinancing Transaction.  The decrease was slightly offset by increased interest expense on revolving credit facility borrowings outstanding and overall higher variable interest rates during 2018.

Change in Fair Value of Warrants. The warrants issued as part of our August 2016 debt restructuring (the “August 2016 Restructuring Transactions”) were required to be accounted for as a liability at fair value and revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any feature requiring liability treatments expires or is modified. During the period from January 1, 2017 to March 31, 2017, a gain of $9.3 million was recorded to adjust the warrants to fair value, which was primarily driven by the increase in the price of our units subsequent to the closing date of the August 2016 Restructuring Transactions. Concurrent with the March 2017 Refinancing Transactions, the establishment of an exchange rate for the conversion of the warrants to a number of common units resulted in the warrants meeting the “indexed to its own stock exception” under ASC 815-40-15-7C; and therefore, the warrant liability was reclassified to partners’ capital and is to be remeasured prospectively.

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

Adjusted EBITDA. Adjusted EBITDA from the nine months ended September 30, 2018 increased $11.5 million from the prior year period due primarily to higher coal sales realization per ton on overall increased sales volumes and the receipt of insurance proceeds offset by the settlement of litigation related to the Hillsboro matters. The table below reconciles net loss to Adjusted EBITDA for the nine months ended September 30, 2018 and for the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to September 30, 2017 (in thousands).

	(Successor) Nine Months Ended September 30, 2018	(Successor) Period From April 1, 2017 through September 30, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through September 30, 2017
Net loss(1)(2)	$(78,492)	$(29,858)	$(111,184)	$(141,042)
Interest expense, net	109,327	71,408	43,380	114,788
Depreciation, depletion and amortization	159,512	103,291	39,298	142,589
Accretion on asset retirement obligations	1,848	1,454	710	2,164
Contract amortization and write-off	(76,699)	(6,878)	—	(6,878)
Noncash impact of recording coal inventory to fair value in pushdown accounting	—	8,868	—	8,868
Equity-based compensation	530	439	318	757
Long-lived asset impairments	110,689	—	—	—
Loss on commodity derivative contracts	—	2,218	1,492	3,710
Settlements of commodity derivative contracts	—	320	3,724	4,044
Change in fair value of warrants	—	—	(9,278)	(9,278)
Loss on early extinguishment of debt	—	—	95,510	95,510
Adjusted EBITDA	$226,715	$151,262	$63,970	$215,232

(1) - Included in net loss during the nine months ended September 30, 2018 was expense of $25.0 million related to the settlement of litigation related to the Hillsboro matters.

(2) - Included in net loss during the nine months ended September 30, 2018 and the combined period ended September 30, 2017 was insurance proceeds of $44.1 million and $14.3 million, respectively, from the Hillsboro mine combustion event.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). The consummation of the March 2017 Refinancing Transactions required us to use more than $100 million of cash; however, the refinancing substantially extended our debt maturities, provided us with operating liquidity through a $170.0 million revolving credit facility (the “Revolving Credit Facility”) and refinanced certain high effective interest rates. As of September 30, 2018, we had $43.1 million of cash on hand and available borrowing capacity under the Revolving Credit Facility (net of outstanding letters of credit) of $129.7 million. As noted in “Item 1. Financial Statements – Note 12. Contingencies”, we made a payment of $25.0 million in October 2018 related to the settlement of litigation related to the Hillsboro matters.

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

During the nine months ended September 30, 2018, we prepaid $53.8 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2017.  The prepayment was payable 95 days after year-end.

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

Changes in Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities:

	(Successor) Nine Months Ended September 30, 2018	(Successor) Period from April 1, 2017 to September 30, 2017	(Predecessor) Period from January 1, 2017 to March 31, 2017	Combined — Period from January 1, 2017 to September 30, 2017
	(In Thousands)		(In Thousands)
Net cash provided by operating activities	$133,604	$100,080	$19,650	$119,730
Net cash used in investing activities	$(5,531)	$(35,508)	$(13,785)	$(49,293)
Net cash used in financing activities	$(87,182)	$(42,336)	$(108,062)	$(150,398)

For the nine months ended September 30, 2018, net cash provided by operating activities was $133.6 million compared to $119.7 million provided by operating activities for the period from January 1, 2017 to March 31, 2017 and for the period April 1, 2017 to September 30, 2017, in aggregate. The increase in cash provided by operating activities for the current period is primarily the result of higher coal sales realization per ton on overall increased sales volumes and various working capital variances.  Significant working capital variances as compared to the prior period included:

•	a $22.9 million favorable due from/to affiliates, net variance which is a function of the timing of coal shipments with Murray Energy and its affiliates;
•	a $12.8 million favorable inventory variance driven by significantly higher coal inventory as of September 30, 2017;
•	a $32.6 million unfavorable accounts receivable variance which is a function of the timing of cash receipts; and
•	a $33.8 million favorable variance in accounts payable and accrued expenses which is a function of the timing of vendor payments.

For the nine months ended September 30, 2018, net cash used in investing activities was $5.5 million compared to $49.3 million used in investing activities for the period from January 1, 2017 to March 31, 2017 and for the period April 1, 2017 to September 30, 2017, in aggregate.  Cash used in investing activities in the current year period resulted primarily from capital expenditures of $50.9 million compared with $56.9 million during the prior year period.  Current year period outflows were offset by $43.0 million in insurance recoveries related to the combustion event at our Hillsboro operation.  Cash from investing activities during the prior year period also benefited from $3.5 million in cash proceeds from the early settlement of certain coal derivative contracts and $1.9 million from the sale of property and equipment.

For the nine months ended September 30, 2018, net cash used in financing activities was $87.2 million compared to $150.4 million used in financing activities for the period from January 1, 2017 to March 31, 2017 and for the period April 1, 2017 to September 30, 2017, in aggregate. Cash used in financing activities in the current year period resulted primarily from $93.9 million in payments on long-term debt and capital lease obligations and $13.6 million in distributions paid to common unitholders, offset by $28 million in net borrowings on the Revolving Credit Facility.  In the prior year period, cash used in financing activities primarily related to the March 2017 Refinancing Transactions, in which we extinguished our prior debt and issued new debt.  We incurred $57.6 million in costs to extinguish the prior debt and $27.3 million of costs to issue the new debt.  Additionally, the prior year period included cash proceeds of $60.6 million from the issuance of common units to Murray Energy and its affiliates.

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

On March 28, 2017 (the “Closing Date”), FELP, together with its wholly-owned subsidiaries FELLC (the “Borrower”) and Foresight Energy Finance Corporation (the “Co-Issuer” and together with FELLC, the “Issuers”) and certain of the Issuers’ subsidiaries, completed the March 2017 Refinancing Transactions, which were a series of transactions to refinance certain previously outstanding indebtedness. The debt issued was as follows:

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

As of September 30, 2018, $762.9 million in principal was outstanding under the Term Loan due 2022 and there was $28.0 million in borrowings outstanding under the Revolving Credit Facility. During the nine months ended September 30, 2018, we prepaid $53.8 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ended December 31, 2017.  The prepayment was payable 95 days after year-end.

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

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. As of September 30, 2018, $16.8 million was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in semiannual payments through maturity. The maturity date of the 5.555% longwall financing arrangement is September 2019.  In addition, on the Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the Credit Facilities. The outstanding balance as of September 30, 2018 was $10.8 million.  Due to the receipt of payments from our insurance companies during the second quarter 2018, we prepaid approximately $4.6 million of principal on the 5.555% longwall financing arrangement during the third quarter 2018.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in semiannual payments through maturity. The maturity date of the 5.78% longwall financing arrangement is June 2019. In addition, on the Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the Credit Facilities. The outstanding balance as of September 30, 2018 was $18.7 million.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP, a subsidiary of Natural Resource Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement has been adjusted to fair value as part of pushdown accounting. The Macoupin financing arrangement had a carrying value of $132.1 million as of September 30, 2018 and an effective interest rate of 14.8%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC (“HOD”), a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting. The Sugar Camp financing arrangement had a carrying value of $66.0 million as of September 30, 2018 and an effective interest rate of 8.3%.

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

From time to time, we use bank letters of credit to primarily secure our obligations for certain employee and environmental obligations. At September 30, 2018, we had $12.3 million of letters of credit outstanding, which were secured by our Revolving Credit Facility.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $90.7 million as of September 30, 2018 to secure reclamation and other performance commitments.

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

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2018, of our nearly $1.3 billion in long-term debt and capital lease obligations outstanding, $790.9 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. A one percentage point increase in the interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $7.9 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Settlement Agreement between WPP LLC and its related entities and Foresight Energy LP and its related entities.

10.2*	Mutual Release of All Claims dated October 19, 2018 by WPP LLC and Hillsboro Energy LLC; Foresight Energy GP LLC; Foresight Energy LP; Foresight Energy LLC; Foresight Energy Services LLC.

10.3*	Limited Commercial Guaranty dated October 19, 2018 by Foresight Energy LP and WPP LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended September 30, 2018) filed in XBRL. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”.

*	Filed herewith.

**	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2018.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Robert D. Moore
Robert D. Moore
Chairman of the Board, President and Chief Executive Officer

/s/ Jeremy J. Harrison
Jeremy J. Harrison
Principal Financial Officer and Chief Accounting Officer