Form 10-K
period 2018-12-31
Foresight Energy LP
filed 2019-02-27
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of units held by non-affiliates as of June 30, 2018 was $123,177,030.

As of February 21, 2019, the registrant had 80,929,134 common units and 64,954,691 subordinated units outstanding.

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

REFERENCES WITHIN THIS ANNUAL REPORT

All references to “FELP,” the “Partnership,” “we,” “us,” and “our” refer to the results of Foresight Energy LP and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

PART I

Item 1. Business

We mine and market coal from reserves and operations located exclusively in the Illinois Basin. We control nearly 2.1 billion tons of proven and probable coal in the state of Illinois (including 322 million tons of coal reserves associated with our Hillsboro complex), which makes us one of the largest reserve holders in the United States. Our reserves consist principally of three large contiguous blocks of uniform, thick, high heat content (high Btu) thermal coal which is ideal for highly productive longwall operations. Thermal coal is used by power plants and industrial steam boilers to produce electricity or process steam.

We own four mining complexes where we currently operate three longwall mines and one continuous miner operation. We invested substantially to construct state-of-the-art, low-cost and highly productive mining operations and related transportation infrastructure. Our four mining complexes can collectively support up to nine longwalls, with a portion of the existing surface infrastructure available to be shared among most of our potential future longwalls. Mining operations at our Hillsboro complex were idled since March 2015 due to a combustion event.  In October 2018, we reached a settlement of certain litigation matters associated with the Hillsboro combustion event.  In January 2019, we resumed production at Hillsboro with one continuous miner unit.  We are currently evaluating our future operations at Hillsboro. See Part II. “Item 8. Financial Statements and Supplementary Data, Note 27—Subsequent Events” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for the most recent developments at Hillsboro.

Our operations are strategically located near multiple rail and river transportation access points giving us cost-competitive transportation options. We have developed infrastructure that provides each of our four mining complexes with multiple transportation outlets including direct and indirect access to five Class I railroads. Our access to competing rail carriers as well as access to truck and barge transport provides us with operating flexibility and minimizes transportation costs. We own a 25 million ton per year barge-loading river terminal on the Ohio River and also have contractual agreements for nearly 15 million tons per year of export terminal capacity in the Gulf of Mexico. We have long-term, fixed price transportation contracts from our mines to these terminals. These logistical arrangements provide transportation cost certainty and the flexibility to direct shipments to markets that provide the highest margin for our coal sales.

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

Below is a diagram of our organizational and ownership structure as of February 21, 2019:

Murray Energy Corporation
The Cline Group
Foresight Reserves LP
80% Voting Interest
77.5% IDRs
20% Voting Interest
22.5% IDRs
Christopher Cline
The Cline Trust Company
Public unitholders (2)
Foresight Energy GP LLC
51.2% - LP units (100% of the outstanding subordinated units and 12.1% of the outstanding common units)
Non-Economic General Partner Interest
14.1% - LP units (common)
14.1% - LP units (common)
20.6% - LP units (common)
Foresight Energy LP ("FELP")
100%
Foresight Energy LLC
100%
Subsidiaries (1)

(1)	See Exhibit 21.1 for a list of subsidiaries.

(2)	Includes common units held by executive officers and directors.

Mining Operations

Each of our four mining complexes operates in the Illinois Basin; with two located in Southern Illinois and two located in Central Illinois. Williamson and Sugar Camp are longwall operations. Macoupin is currently a continuous miner operation. We are currently operating a one-unit continuous miner section and are evaluating our future mining operations at Hillsboro. See Part II. “Item 8. Financial Statements and Supplementary Data, Note 27—Subsequent Events” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for the most recent developments at Hillsboro.  The geology, mine plan, equipment and infrastructure at each of our Williamson, Sugar Camp and Hillsboro mines are relatively similar. Each of our mining complexes has its own preparation plant and support facilities. The following map shows the location of our mining complexes and transportation network:

(1)“CN”: Canadian National line; “EVWR”: the Evansville Western line; “NS”: the Norfolk Southern line; “UP”: Union Pacific line; “BNSF”: BNSF Railway line; and “CSX”: CSX Corporation line.

The table below summarizes our operations, available mining methods, transportation access, reserves and production:

			Proven and	Production (3)
	Available Mining	Transportation	Probable	Year Ended December 31,
Complex	Methods (1)	Access (2)	Reserves	2018	2017	2016
			(In Millions of Tons)
Williamson	LW, CM	Rail (CN), Barge (OHR, MSR), Truck	363.8	6.9	6.4	5.4
Sugar Camp	LW, CM	Rail (CN, NS, CSX, BNSF), Barge (OHR, MSR), Truck	1,309.9	14.5	12.8	11.4
Hillsboro	LW, CM	Rail (UP, NS, CN), Barge (OHR, MSR), Truck	322.1	-	-	-
Macoupin	CM, LW	Rail (UP, NS, CN), Barge (OHR, MSR), Truck	74.6	2.0	2.0	2.2
			2,070.4	23.4	21.2	19.0

(1)

LW: Longwall; CM: Continuous miner. Williamson and Sugar Camp use CM for development sections only. Macoupin does not currently mine with a longwall. Hillsboro is currently operating a one-unit CM section and we are evaluating our future mining operations.

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

Below is an illustrative diagram of the longwall mining process:

We have been able to sustain our high productivity and low operating costs since we started our first longwall in 2008 and the high productivity at the newer mines we have developed demonstrates the repeatability of our mine design. The high productivity translates into low costs and, in 2018, our operations had an average cash cost of $22.85 per ton sold. Our mines that operated during 2018 were among the most productive underground coal mines in the United States on a clean tons produced per underground man hour basis based on MSHA data, as illustrated below.

Source: MSHA data. Note: The chart above displays the top 25 most productive underground mines out of 160 mines with over 100,000 tons produced during 2018 on a clean tons produced per man hour basis. Darker shading denotes mines owned by Foresight Energy LP. Mining operations at our Hillsboro complex have been idled since March 2015 due to a combustion event.

Williamson Mining Complex

Our Williamson mine is wholly-owned by our subsidiary Williamson Energy, LLC (“Williamson”) and is located in southern Illinois near the town of Marion. Williamson is the first mine we developed, with longwall mining production commencing in 2008. The mine operates in the Herrin No. 6 Seam, using one longwall system and two continuous miner units to develop the mains and gate roads for its longwall panels. Coal is washed at Williamson’s 2,000 tons-per-hour (“tph”) preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Williamson’s coal is shipped via the CN and EVWR railroads to the Ohio and Mississippi Rivers to serve the domestic thermal market or to a terminal near New Orleans to serve the international thermal market. Williamson has access to several barge facilities on the Ohio and Mississippi Rivers and two vessel loading facilities near New Orleans. Williamson was the second most productive underground coal mine in the United States in 2018 on a clean tons produced per underground man hour basis based on MSHA data.

Sugar Camp Mining Complex

Our Sugar Camp mine is wholly-owned by our subsidiary Sugar Camp Energy, LLC (“Sugar Camp”), and is located in southern Illinois approximately 12 miles north of Williamson. Sugar Camp’s first longwall system began production in the first quarter of 2012 and its second longwall system began production in the second quarter of 2014. Sugar Camp’s original infrastructure, including its bottom development, slope belt, material handling system and rail loadout, supports both longwalls. Sugar Camp operates in the Herrin No. 6 Seam and uses a similar mine design and equipment as Williamson. With additional equipment, infrastructure and mine development, Sugar Camp has the capacity to add two incremental longwall systems. Coal is washed at Sugar Camp’s two 2,000 tph preparation plants, stockpiled and then shipped by rail or truck to our customers or a terminal. Sugar Camp has direct access to the EVWR and CN railroads, which can deliver its coal to the Ohio and Mississippi Rivers, respectively, to serve the domestic thermal market or to two vessel loading facilities near New Orleans to serve the international thermal market. Sugar Camp also has indirect access to the NS, BNSF and CSX railroads. Sugar Camp was the third most productive underground coal mine in the United States in 2018 on a clean tons produced per underground man hour basis based on MSHA data.

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

Our Hillsboro mine experienced an underground combustion event beginning in March 2015 and had been idle since that time.  In December 2017, we submitted a re-entry plan to MSHA which contained a plan for the permanent sealing of the current longwall district of the Hillsboro mine.  In connection with the re-entry plan, certain longwall equipment and other related assets was permanently sealed within and was not recovered, resulting in a $42.7 million impairment loss during 2017.  In connection with certain litigation matters related to the combustion event and due to additional facts and circumstances arising in April 2018, we announced that our Hillsboro operation would be closed and certain long-lived assets consisting primarily of mineral reserves and certain buildings and structures, machinery and equipment, and other related assets were not expected to generate future positive cash flows. As the expected future cash flows were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $110.7 million during 2018.  In October 2018, we reached a settlement of certain litigation matters associated with the Hillsboro combustion event. In January 2019, we resumed production at Hillsboro with one continuous miner unit.  We are currently evaluating our future operations at Hillsboro. See Part II. “Item 8. Financial Statements and Supplementary Data, Note 27—Subsequent Events” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for the most recent developments at Hillsboro.

Macoupin Mining Complex

Our Macoupin mine is wholly-owned by our subsidiary Macoupin Energy LLC (“Macoupin”), and is located in central Illinois near the town of Carlinville. We acquired the Macoupin mine in 2009 and sealed the majority of the previously mined area and implemented a new mine plan and design. In addition, the surface facilities were upgraded, including the rehabilitation of the preparation plant. Coal production began in 2009 with a single continuous miner super-section utilizing battery powered coal haulers. An additional continuous miner unit was added in 2011 using a flexible conveyor train system rather than coal haulers. Coal is washed at Macoupin’s 850 tph preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Macoupin has direct access to both the UP and NS railroads and indirect access to the CN railroad, which allows for the delivery of its coal directly to customers or to terminals at the Ohio and Mississippi Rivers to serve the domestic thermal market or the international thermal market through two terminals near New Orleans. Macoupin was the eleventh most productive underground coal mine in the United States in 2018 on a clean tons produced per underground man hour basis based on MSHA data.

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

For the year ended December 31, 2018, approximately 19% of our coal sales volume was shipped to our domestic customers by barge, 43% to our domestic customers by rail or truck and 38% was shipped to our international customers.

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

Coal Marketing and Sales

During the years ended December 31, 2018, 2017 and 2016, we generated total revenues of $1.105 billion, $954.5 million and $875.8 million, respectively. Our primary domestic customers are electric utility and industrial companies in the eastern half of the United States. Our three largest customers in 2018 were Javelin Global Commodities (an affiliate of Murray Energy), Southern Company, and Santee Cooper, representing approximately 42%, 18% and 8% of our total coal sales revenues, respectively. If these three customers or any of our largest customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to our largest customers on terms as favorable to us as the terms under our current contracts, our results of operations may be materially adversely affected.

The international thermal coal market has also been a substantial part of our business with direct and indirect sales to end users in Europe, South America, Africa and Asia. During the years ended December 31, 2018, 2017, and 2016, export tons represented approximately 38%, 27% and 17% of tons sold, respectively. The charts below illustrate our sales mix, by destination, for the years ended December 31, 2018, 2017, and 2016.

Our management actively monitors trends in contract pricing and seeks to enter into coal sales contracts at favorable prices. Many of our contracts allow us to substitute coal from our other mining complexes. For 2019, as of February 21, 2019, we have 15.3 million tons of our projected production contractually committed.

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

Price reopener provisions are present in certain of our long-term contracts. These provisions may automatically set a new price based on prevailing market price or, in some instances, require the parties to agree on a new price. In a limited number of agreements, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract.

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

Employees and Labor Relations

As of December 31, 2018, we had 15 corporate employees and 824 employees working in mining and mining-related operations. None of our operations have employees represented by a union. In 2015, we entered into a management services agreement with a subsidiary of Murray Energy pursuant to which it provides certain management and administration services to us for a quarterly fee. Please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 17–Related-Party Transactions” for additional discussion.

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

Under the 1977 Act, MSHA has the authority to issue orders or citations to mine operators regardless of the degree of culpable conduct engaged in by the operator, and it must assess a penalty for each citation and most orders. Factors such as degree of negligence and gravity of the violation, among other things, affect the am ount of penalty assessed, and sometimes permit MSHA to issue orders directing withdrawal of miners from the mine or affected areas within the mine. The 1977 Act contains provisions that can impose criminal liability on the mine operator or individuals if the statutory prerequisite is satisfied.

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

In August 2016 and then again in January 2017 and 2018, MSHA adjusted its existing civil penalties for inflation, which prior to these dates were last set in 2007. A final rule was published in the federal register on January 23, 2019.  While these rules resulted in different relative impacts on particular penalty amounts, the net effect of these adjustments increased the amount of penalties that MSHA may impose on operators.

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

In June 2016, MSHA issued a request for information on approaches to control and monitor miners’ exposures to diesel exhaust. While MSHA’s existing regulations address health hazards to coal miners from exposure to diesel particulate matter (“DPM”), MSHA is requesting information on approaches that would improve control of DPM and diesel exhaust. The request for information and comments has been extended and is currently set to expire in March 2019.  Although no rule has been proposed, if a rule that lowered DPM emission limits is proposed and adopted, it could have a significant impact on our operating costs.

At this time, it is not possible to predict the full effect that various new or proposed statutes, regulations and policies will have on our operating costs, but certain will increase our costs and those of our competitors. Some, but not all, of these additional costs may be passed on to customers.

Black Lung

Under the United States Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who have been diagnosed with pneumoconiosis and are current or former employees and must also pay into a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Through December 31, 2018, the trust fund was funded by an excise tax on production sold domestically of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales prices, excluding transportation.  Effective January 1, 2019, these rates decreased to a maximum of $0.50 per ton for deep-mined coal and $0.25 per ton for surfaced-mined coal, with neither amount to exceed 2% of the gross sales price, excluding transportation.

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

As of December 31, 2018, we had outstanding surety bonds of $91.0 million primarily related to these matters. Changes in these laws or regulations could require us to obtain additional surety bonds or other forms of financial security.

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

Fine Particulate Matter. The Clean Air Act requires the Environmental Protection Agency (“EPA”) to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for criteria pollutants capable of adverse health effects. Areas that are not in compliance with these standards (referred to as “non-attainment areas”) must take steps to reduce emissions levels. The EPA has promulgated NAAQS for particulate matter with an aerodynamic diameter less than or equal to 10 microns, or PM10 and for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns, or PM2.5. Meeting current or potentially more stringent new PM standards may require reductions of nitrogen oxide and sulfur dioxide emissions. Future regulation and enforcement of the new PM2.5 standard will affect many power plants and coke plants, especially coal-fired power plants and all plants in non-attainment areas. Continuing non-compliance could prevent issuance of permits to plants within the non-attainment areas.

Ozone. Significant additional emissions control expenditures will be required at coal-fired power plants and coke plants to meet the current NAAQS for ozone. Nitrogen oxides, which are a by-product of coal combustion, can lead to the creation of ozone. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers and coke plants will continue to become more stringent in the years ahead. In October 2015, the EPA updated the NAAQS for ozone to 70 parts per billion (ppb), down from 75 ppb. EPA has initiated a review of the 2015 rule, which will include the natural sources of ozone and international transport of ozone precursors. Separately, a lawsuit challenging the final rule is pending before the D.C. Circuit. The EPA has the authority to further strengthen ozone standards to protect public health, and the Clean Air Act requires periodic review of the NAAQS. If the NAAQS for ozone becomes more stringent in the future, it could increase the costs of operating coal-fired power plants.

Cross-State Air Pollution Rule (“CSAPR”). The CSAPR, which was intended to replace the previously developed Clean Air Interstate Rule (“CAIR”), requires states to reduce power plant emissions that contribute to ozone or fine particle pollution in other states. Under the CSAPR, emissions reductions were to have started January 1, 2012, for SO2 and annual NOx reductions, and May 1, 2012, for ozone season NOx reductions. Several states and other parties filed suits in the United States Court of Appeals for the District of Columbia Circuit in 2011 challenging the CSAPR. On August 21, 2012, the D.C. Circuit vacated the CSAPR and ordered the EPA to continue administering CAIR, pending the promulgation of a replacement rule. On April 29, 2014, the United States Supreme Court found that the EPA was complying with statutory requirements when it issued CSAPR and reversed the D.C. Circuit’s vacation of CSAPR. On October 23, 2014, the D.C. Circuit granted the EPA’s request to lift the stay on CSAPR. In July 2015 and on remand from the Supreme Court of the United States, the D.C. Circuit upheld the provisions of CSAPR against broad challenges to the rule, but granted certain limited relief to states that brought “as applied” challenges to their respective emissions budgets set by EPA. In November 2015, the EPA issued a proposed CSAPR Rule Update in part to address the D.C. Circuit’s ruling regarding emissions budgets. The Rule Update required implementation of CSAPR’s emission budgets in the 2017 ozone season. In September 2016, the EPA finalized the CSAPR Rule Update for the 2008 ozone NAAQS. In May 2017, the rule reduced summertime NOx emissions from power plants in 22 states in the eastern U.S. In September 2017, EPA finalized further revisions to CSAPR to address the D.C. Circuit’s 2015 decision. Litigation against the CSAPR Rule Update is ongoing. It is unclear what effect, if any, CSAPR will have on our operations or results. Because U.S. utilities have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards regulations which require overlapping power plant emissions reductions, the practical impact of the reinstatement of CSAPR is expected to be limited. However, the cost of compliance with CAIR and now CSAPR could add to pressure to shut down units, which may further adversely affect the demand for our coal.

Mercury and Air Toxic Standards (“MATS”). On December 16, 2011, the EPA issued the MATS to reduce emissions of toxic air pollutants, including mercury, other metals and acid gases, from new and existing coal and oil fired power plants. Under the final rule, existing power plants had up to four years to comply with the MATS by installing or upgrading pollution controls, fuel switching, or using existing emissions controls as necessary to meet the compliance deadline. On June 29, 2015, the Supreme Court of the United States ruled that the EPA acted unreasonably when it determined that cost was irrelevant to the threshold finding that regulating these emissions was appropriate and necessary. This ruling did not overturn MATS in its entirety or allow previously-installed pollution controls to be removed. The EPA acted to address the Supreme Court ruling by issuing a supplemental finding that a consideration of costs would not change its threshold finding that regulation of these pollutants was appropriate and necessary. This supplemental finding was challenged in the D.C. Circuit.  During that litigation, EPA announced it intended to revisit its supplemental finding.  The D.C. Circuit postponed oral argument and has requested ongoing status reports from EPA.  On December 16, 2018, EPA proposed a revised supplemental finding along with a proposed risk and technology review for the MATS rule.  While EPA proposes to find it is no longer appropriate and necessary to regulate power plants under Section 112 of the Clean Air Act, EPA also proposes that MATS remain in place pending any future decision on delisting. These requirements could therefore continue to significantly increase our customers’ costs and to cause them to reduce their demand for coal, which may materially impact our results of operations. In August 2016, the EPA denied two petitions for reconsideration of startup and shutdown provisions in MATS, leaving in place the startup and shutdown provisions finalized in November 2014. The EPA also proposed changes to the electronic reporting requirements for MATS in an effort to streamline e-reporting requirements for power plants and make data about emissions more transparent and accessible to the public. EPA’s actions pertaining to startup and shutdown provisions and e-reporting requirements will have limited impact on coal-fired power plants relative to the overall impact of MATS.

Greenhouse Gases (“GHG”). Increasing concern about GHG, including carbon dioxide, emitted from burning coal at electricity generation plants has led to efforts at all levels of government to reduce their emissions, which could require utilities to burn less or eliminate coal in the production of electricity. Congress has considered federal legislation to reduce GHG emissions which, among other things, could establish a cap and trade system for GHG, including carbon dioxide emitted by coal burning power plants, and requirements for electric utilities to increase their use of renewable energy such as solar and wind power. Also, the EPA has taken several recent actions under the Clean Air Act to regulate GHG emissions. These include the EPA’s finding of “endangerment” to public health and welfare from GHG, its issuance in 2009 of the Final Mandatory Reporting of Greenhouse Gases Rule, which requires large sources, including coal-fired power plants, to monitor and report GHG emissions to the EPA annually starting in 2011, and issuance of its Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule, which requires large industrial facilities, including coal-fired power plants, to obtain permits to emit, and to use best available control technology to curb GHG emissions. In response to Supreme Court and D.C. Circuit decisions, in August 2016 the EPA issued a proposed rule to revise existing PSD and Title V regulations to ensure that a source is not required to obtain a permit under the regulations solely because of GHG emissions. On September 20, 2013, the EPA proposed new source performance standards (“NSPS”), and in January 2014 issued final rules establishing NSPS, for GHG for new coal and oil-fired power plants, which likely will require partial carbon capture and sequestration to comply. On June 2, 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. The EPA issued its final rules, called the Clean Power Plan (“CPP”), in August 2015. Under the CPP, nationwide carbon dioxide emissions from existing plants would be reduced by 32% by 2030, while offering states and utilities flexibility in achieving these reductions. Both the CPP and the NSPS were challenged in the D.C. Circuit by several petitioners. On February 9, 2016, the U.S. Supreme Court issued a temporary stay of the CPP regulations. On September 27, 2016, an en banc panel of the D.C. Circuit Court of Appeals held oral argument in the case challenging the CPP. The Supreme Court stay will remain in place until the D.C. Circuit Court of Appeals rules on the merits of legal challenges to those regulations, and, if following a ruling by the D.C. Circuit Court of Appeals, a writ of certiorari from the Supreme Court is sought and granted, the stay will remain in place until the Supreme Court issues its decision on the merits.

Twenty-five states and other parties filed lawsuits challenging EPA’s final NSPS rule. One of the primary issues in these lawsuits is EPA’s establishment of standards of performance based on technologies including carbon capture and sequestration (“CCS”). New coal plants cannot meet the new standards unless they implement CCS, which reportedly is not yet commercially available or technically feasible.  Should EPA’s regulations be upheld by the court, they could materially impact the ability of customers to build new, or modify or reconstruct existing, coal-fired power plants, and thus reduce the demand for coal.

On March 28, 2017, President Trump issued Executive Order 13783, which called for the review of the CPP and NSPS, and EPA subsequently announced its intent to review these rules.   On October 16, 2017, EPA proposed a rule to repeal the CPP and on August 31, 2018, proposed the Affordable Clean Energy rule as a replacement to the CPP. Further, on December 20, 2018, EPA proposed revisions to the NSPS.  The D.C. Circuit has granted motions by the EPA to hold the cases challenging the CPP and NSPS in abeyance while the Agency reconsiders the rules.  EPA continues to file status reports in the cases while its rulemaking continues.

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

Total Maximum Daily Load. Total Maximum Daily Load (“TMDL”) regulations establish a process by which states may designate stream segments as “impaired” (not meeting present water quality standards) and then set pollutant allocation caps designed to restore those segments to attainment.  Those caps then must be translated into NPDES permit limits for contributing pollutant sources.  Industrial dischargers, including coal mines and plants, will be required to meet new TMDL allocations or more stringent water quality standards for these stream segments. The adoption of new TMDLs or more stringent water quality standards in receiving streams could hamper or delay the issuance of discharge and Section 404 permits, and if issued, could require new effluent limitations for our coal mines and could require more costly water treatment, which could adversely affect our coal production or results of operations. States are also adopting anti-degradation policies to designate certain water bodies or streams as “high quality.” These policies would prohibit the degradation of water quality in these streams. Water discharged from coal mines to high quality streams will be required to meet or exceed new “high quality” standards. The designation of high quality streams at or in the vicinity of our coal mines could require more costly water treatment and could adversely affect our coal production or results of operations.

Waters of the United States. In June 2015, the EPA published its final "Waters of the United States" (“WOTUS”) rule (“2015 Rule”), specifying the waterways that are subject to the jurisdiction of the EPA and the U.S. Army Corps of Engineers. The rule expands the scope of a navigable body of water to include tributaries that contain flowing water for some portion of a year. Although the rule is final, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the rule in October 2015. On January 22, 2018, the Supreme Court unanimously held that initial challenges to this rule belong in district courts rather than appeals courts and the Sixth Circuit’s stay of the 2015 Rule was lifted and existing challenges to the 2015 Rule in various Federal District Courts resumed. The EPA then delayed applicability of the 2015 Rule (through its “Suspension Rule”).  In August 2018, a South Carolina District Court issued an order enjoining EPA’s “Suspension Rule” nationwide, which had the effect of making the 2015 Rule effective in the states that are not subject to an order of Federal District Courts in Georgia and North Dakota prohibiting implementation of the 2015 Rule. States still subject to the 2015 Rule include Illinois, Ohio and Pennsylvania.  This has created uncertainty and EPA and the Corps have been addressing implementation issues under the 2015 Rule on a case-by-case basis.

Meanwhile, EPA and the Corps continue to move forward with their two-step, repeal and replace process for the 2015 Rule.  In June 2017 and again in June 2018, the agencies proposed to repeal the 2015 Rule.  And in December 2018, the agencies issued their formal proposal to replace the 2015 Rule with a new regulatory definition that would narrow the scope of federally regulated waterways to include only those waters that are oceans, rivers, streams, lakes, ponds, and wetlands, and their “naturally occurring surface water channels.”  The proposal also includes 11 exclusions, including for groundwater, ditches, and water-filled depressions “incidental to mining,” among others.  The next step is publication in the Federal Register, after which the Agencies will accept public comments on the proposal for 60 days.

National Enforcement Initiatives. In February 2016, the EPA announced its National Enforcement Initiatives for fiscal years 2017-2019, including an initiative called “Keeping Industrial Pollutants Out of the Nation’s Waters,” which focuses the EPA enforcement resources on certain industrial sectors including mining. Under the initiative, the EPA will use water pollution data to target potential violations of discharge permits and increase the scrutiny of compliance issues. The initiative raises the possibility of stricter permit standards and increased enforcement attention for companies and facilities that discharge wastewater to waters of the U.S.

EPA issued a memorandum on August 21, 2018 transitioning EPA’s National Enforcement Initiatives to National Compliance Initiatives in order to recognize the Administration’s focus on compliance rather than enforcement “bean-counting.”  EPA plans to provide additional opportunity for engagement with states and tribes on compliance and to provide additional compliance assurance tools.  EPA is currently seeking comments on its proposed National Compliance Initiatives for fiscal years 2020-2023.  Under the proposed National Compliance Initiatives, EPA plans to transition away from its current “Keeping Industrial Pollutants Out of the Nation’s Waters” initiative to a new initiative focused on NPDES “Significant Non-Compliance (SNC)

Reduction” including a goal of reducing significant noncompliance by 50 percent by fiscal year 2022.  Notably, all of EPA’s proposed compliance initiatives will focus on environmental and public health risks and will no longer target specific industry sectors.

Steam Electric Power Generating Effluent Guidelines. In addition, environmental groups filed a notice of intent to sue the EPA for failing to update effluent limitation guidelines (“ELG”) under the Clean Water Act for coal-fired power plants to limit discharges of toxic metals from handling of coal combustion waste. In April 2013, the EPA released its proposed revised ELG to address toxic pollutants discharged from power plants, including discharges from coal ash ponds. On November 3, 2015, the EPA issued final revised ELG for the Steam Electric Power Generating category, effective January 4, 2016. These regulations, for the first time, set federal limits on certain metals in wastewater discharges from power plants. Individually and collectively, these regulations could make coal burning more expensive or less attractive for electric utilities and, in turn, impact the market for our products. Several industry groups have filed lawsuits challenging the rule in the U.S. Court of Appeals for the Fifth Circuit. The EPA issued an immediate administrative stay, followed by a longer-term postponement of the rule's standards until 2020. This lawsuit remains in abeyance pending reconsideration by the EPA. If the revised Steam Electric Power Generating Effluent Guidelines and the Coal Ash Rule survive legal challenges, they could increase coal plant retirements and costs to the power industry, adversely affecting the future market for coal.

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

•	the proximity to and capacity of transportation facilities;
•	transportation costs;
•	planned and unplanned closure of coal fired electric generating power plants; and.
•	force majeure events.

In addition, the actual amount of cash we have available for distribution depends on several other factors, including:

•	restrictions in the agreements governing our indebtedness;
•	our debt service requirements and other liabilities;
•	the level and timing of capital expenditures we make;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	the amount of cash reserves established by our general partner; and
•	the cost of acquisitions.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

At December 31, 2018, our indebtedness (excluding our sale-leaseback arrangements) was approximately $1.26 billion. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations and continue payment of distributions to our unitholders:

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

The amount of coal consumed by the electricity generation industry is affected primarily by the overall demand for electricity and by environmental and other governmental regulations as well as by the price and availability of renewable energy sources, including biomass, hydroelectric, wind and solar power and other non-renewable fuel sources, including natural gas and nuclear power. The low price of natural gas has resulted, in some instances, in domestic generators increasing natural gas consumption while decreasing coal consumption. Future environmental regulation of GHG emissions could accelerate the use by utilities of fuels other than coal. Domestically, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources to generate a certain percentage of their power. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. Certain customers have foregone or delayed capital investments necessary to keep their existing coal plants operating in an efficient and competitive manner, which may lead to the reduced utilization or earlier closure of these plants. A decrease in coal consumption by the electricity generation industry could adversely affect the price of coal, which could negatively affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

For the year ended December 31, 2018, we derived approximately 68% of our total coal sales revenues from our three largest customers, including 42% of our coal sales revenues from our largest customer. Negotiations to extend existing agreements or enter into long-term agreements with these and other customers may not be successful, and such customers may not continue to purchase coal from us. If these three customers or any of our top customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to our top customers on terms as favorable to us as the terms under our current contracts, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders may be materially adversely affected.

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

Our current capital structure restricts our ability to raise further debt, subject to exceptions that can be significant.  Even if we were to need additional funding, due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to refinance our existing indebtedness, take advantage of business opportunities or respond to competitive pressures, which could negatively affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

From time to time, certain customers have sought, and others may seek, to delay shipments or request deferrals under existing agreements. There is no assurance that we will be able to resolve existing and potential deferrals on favorable terms, or at all. Any such deferrals may have an adverse effect on our business, results of operations and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

We sell a portion of our uncommitted tons in the spot market which is subject to volatility.

We derive a portion of our revenue from coal sales in the spot market, typically defined as contracts with terms of less than one year. The pricing in spot contracts is significantly more volatile than pricing through long-term coal supply agreements because it is subject to short-term demand swings. If spot market pricing for coal is unfavorable, this volatility could materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Some of our customers blend our coal with coal from other sources, making our sales dependent upon our customers locating additional sources of coal.

Our coal’s characteristics, particularly the sulfur or chlorine content, are such that many of our customers blend our coal with other purchased supplies of coal before burning it in their boilers. Some of our current or future coal sales may therefore be dependent in part on those customers’ ability to locate additional sources of coal with offsetting characteristics which may not be available in the future on terms that render the customers’ overall cost of blended coal economic. A loss of business from such customers may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Global economic conditions, or economic conditions in any of the industries in which our customers operate, and continued uncertainty in financial markets may have material adverse impacts on our business and financial condition that we cannot predict.

If economic conditions or factors that negatively affect the economic health of the U.S., Europe, Africa, South America, Central America, or Asia worsen, our revenues could be reduced and thus adversely affect our results of operations. Markets have historically experienced disruptions relating to volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions, high unemployment rates and volatility in interest rates. Such conditions may adversely affect the ability of our customers and suppliers to obtain financing to perform their obligations to us. Also, if the economic impact of a downturn impacts foreign markets disproportionately, global currencies may weaken against the U.S. dollar. A weaker U.S. dollar would unfavorably impact our ability to export our coal by making it more expensive for foreign buyers. We believe that deterioration or a prolonged period of economic weakness will have an adverse impact on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Ongoing efforts to restore Hillsboro Energy’s Deer Run Mine to production may ultimately not succeed.

Since March 26, 2015, underground mining at Hillsboro Energy’s Deer Run Mine had been prevented by spontaneous combustion occurring within the mine. Hillsboro could not restore the mine to production until such time as it could establish that the spontaneous combustion was extinguished, determine that future spontaneous combustion events are not likely, and would no longer expose the workforce to a health and safety risk upon resumption of underground mining. On March 1, 2016, we asked MSHA for permission to take the next step of temporarily sealing the entire mine to reduce or eliminate oxygen flow paths into the mine and, since that time, have been undertaking steps to re-enter the mine upon satisfaction of certain conditions.

In December 2017, we submitted a re-entry plan to MSHA which contains a plan for the permanent sealing of the current longwall district of the Hillsboro mine immediately upon MSHA’s approval.  MSHA approved the plan and, as a result, certain longwall equipment and other related assets were permanently sealed within and were not recovered, resulting in a $42.7 million impairment loss during 2017.

In connection with certain litigation matters related to the combustion event and due to additional facts and circumstances arising in April 2018, we announced that our Hillsboro operation would be closed and certain long-lived assets consisting primarily of mineral reserves and certain buildings and structures, machinery and equipment, and other related assets were not expected to generate future positive cash flows. As the expected future cash flows were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $110.7 million during 2018.

In October 2018, we reached a settlement of certain litigation matters associated with the Hillsboro combustion event.  While we resumed production in January 2019 with one continuous miner section, we are uncertain as to when longwall production will resume at this operation, if ever. The Deer Run Mine requires certain approvals from the MSHA to recommence longwall mining.  As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders may be materially adversely affected.

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

We depend upon rail, barge, ocean-going vessels and port facilities to deliver coal to customers. Disruption of these transportation services because of weather-related problems, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, transportation delays, lack of rail or port capacity or other events could temporarily impair our ability to supply coal to customers and thus could adversely affect our results of operations, cash flows and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Additionally, if there are disruptions of the transportation services provided by the railroad and we are unable to find alternative transportation providers to ship our coal, our business and profitability could be adversely affected. While we currently have contracts in place for transportation of coal from our facilities and have continued to develop alternative transportation options, there is no assurance that we will be able to renew these contracts or to develop these alternative transportation options on terms that remain favorable to us. Any failure to do so could have a material adverse impact on our financial position and results of operations as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

Significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country and from abroad, including coal imported into the U.S. Coordination of the many eastern loading facilities, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern U.S. inherently more expensive on a per ton-mile basis than shipments originating in the western U.S. Historically, high coal transportation rates and transportation constraints from the western coal producing areas into eastern U.S. markets limited the use of western coal in those markets. However, a decrease in rail rates or an increase in rail capacity from the western coal producing areas to markets served by eastern U.S. producers could create major competitive challenges for eastern producers. Increased competition due to changing transportation costs could have an adverse effect on our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Our ability to mine and ship coal may be affected by adverse weather conditions, which could have an adverse effect on our revenues.

Adverse weather conditions can impact our ability to mine and ship our coal and our customers’ ability to take delivery of our coal. Lower than expected shipments by us during any period could have an adverse effect on our revenues. In addition, severe weather may affect our ability to conduct our mining operations and severe rain, ice or snowfall may affect our ability to load and transport coal. If we are unable to conduct our operations due to severe weather, it could have an adverse effect on our results of operations or business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

Because of the extensive and detailed nature of these regulatory requirements, it is extremely difficult for us and other underground coal mining companies in particular, as well as the coal industry in general, to comply with all requirements at all times. We have been cited for violations of regulatory requirements in the past, and we expect to be cited for violations in the future. None of our violations to date has had a material impact on our operations or financial condition, but future violations may have a material adverse impact on our business, result of operations or financial condition. While it is not possible to quantify all of the costs of compliance with applicable federal and state laws and associated regulations, those costs have been and are expected to continue to be significant. Compliance with these laws and regulations, and delays in the receipt of or failure to receive or revocation of necessary government permits, could substantially increase the cost of coal mining or have a material adverse effect on our results of operations, cash flows and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

The enactment of these and other laws or regulations regarding emissions from the combustion of coal or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources thereby reducing demand for our coal. Significant public opposition has also been raised with respect to the proposed construction of certain new coal-fueled electricity generating plants and certain new export transloading facilities due to the potential for increased air emissions. Such opposition, as well as any corporate or investor policies against coal-fired generation plants could also reduce the demand for our coal. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact the global demand for coal in the future. The potential impact on us of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances force electricity generators to diminish their reliance on coal as a fuel source. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws, regulations or other policies may have on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and pay distributions to our unitholders. However, such impacts could have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

We must compensate employees for work-related injuries. If adequate provisions for workers’ compensation liabilities are not made, our future operating results could be harmed. Also, federal law requires we contribute to a trust fund for the payment of benefits and medical expenses to certain claimants. Prior to January 1, 2019, the trust fund was funded by an excise tax on coal production of $1.10 per ton for underground coal sold domestically, not to exceed 4.4% of the gross sales price, excluding transportation. Effective January 1, 2019, the excise tax decreased to $0.50 per ton for underground coal sold domestically, not to exceed 2% of the gross sales price, excluding transportation. If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely affected. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business. In addition, the erosion through tort liability of the protections we are currently provided by workers’ compensation laws could increase our liability for work-

related injuries and have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

In order to develop our economically recoverable coal reserves, we must regularly obtain, maintain or renew a number of permits that impose strict requirements on various environmental and operational matters in connection with coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. Permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical and could result in the discontinuance of mine development or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ claims to challenge the issuance or renewal of permits, the validity of environmental impact statements or performance of mining activities. Our mining operations are currently, and may become in the future, subject to legal challenges before administrative or judicial bodies contesting the validity of our environmental permits under SMCRA and the CWA, among other statutory provisions. Accordingly, required permits may not be issued in a timely fashion or renewed at all, or permits issued or renewed may not be maintained, may be challenged or may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which would materially reduce our production, cash flow, and profitability as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

On June 29, 2015, the EPA and the U.S. Army Corps of Engineers published their final rule expanding the definition of “Waters of the United States” (“WOTUS Rule”) that expands the jurisdiction of the EPA and the United States Army Corps of Engineers to regulate waters not previously regulated. The WOTUS Rule became effective on August 28, 2015 and, if fully implemented, will likely add an additional layer of permitting to activities involving previously non-jurisdictional waters and likely cause states that have jurisdiction over their own waters to enhance their already robust regulatory programs, adding delays to the permitting process and extending review times even further for regulatory agencies. On October 9, 2015, the United States Court of Appeals for the Sixth Circuit issued a temporary nationwide stay of the effectiveness of the WOTUS Rule while litigation regarding its legality progresses. The temporary stay could be lifted at any time. The WOTUS Rule has been challenged in several jurisdictions, both at the district and appellate court levels. In addition to issuing a nationwide stay, the Sixth Circuit ruled that district courts do not have jurisdiction to consider the matter. Industry groups opposed this decision and asked the Supreme Court to overturn the Sixth Circuit and send the cases back to the district courts. On January 13, 2017, the Supreme Court agreed to review the Sixth Circuit’s finding that it has jurisdiction to hear challenges to the rule. This rule, if it becomes final, could impact our ability to timely obtain necessary permits. Such changes could have a material adverse effect on our financial condition and results of operations as well as our ability to meet our debt obligations and pay distributions to our unitholders. On January 22, 2018, the Supreme Court unanimously held that initial challenges to this rule belong in district courts rather than appeals courts.  The EPA then, on January 31, 2018, delayed applicability of the 2015 rule.

In March 2014, the Illinois State Attorney General, the Illinois Department of Natural Resources and others entered into an order which has potentially far-reaching effects on the permitting process for mines in Illinois. While the final rules have yet to be promulgated, and thus the impact on the permitting process cannot yet be determined, the order could have the effect of extending the permit review and approval process. The inability to conduct mining operations or obtain, maintain or renew permits may have a material adverse effect on our results of operations, business and financial position, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

We are obligated under our partnership agreement to reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf and have entered into a management services agreement with Murray Energy to provide operational services to us. Our partnership agreement does not limit the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner determines the expenses that are allocable to us. Under the management services agreement, we are obligated to pay Murray Energy $5.0 million per quarter for services provided to us, subject to future contractual escalations and adjustments (currently $5.1 million per quarter as of December 31, 2018), but we may agree to revise the management services agreement to provide for a different reimbursement amount. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces the amount of cash available for distributions to our unitholders.

Murray Energy and Foresight Reserves own our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Murray Energy and Foresight Reserves, have conflicts of interest with us and limited duties, and they may favor their own interests to our detriment and that of our unitholders.

Murray Energy and Foresight Reserves own and control our general partner and appoint all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Murray Energy and Foresight Reserves. Therefore, conflicts of interest may arise between Murray Energy, Foresight Reserves or their respective affiliates, including our general partner, on the one hand, and us and any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders.

These conflicts include the following situations, among others:

•      our general partner is allowed to take into account the interests of parties other than us, such as Murray Energy and Foresight Reserves, in exercising certain rights under our partnership agreement;

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

•      Murray Energy, Foresight Reserves and their respective affiliates are not limited in their ability to compete with us and may offer business opportunities or sell assets to third parties without first offering us the right to bid for them;

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

We share key personnel with Murray Energy, including our chief executive officer, our chief accounting officer, and nearly all of our sales and purchasing personnel, so there may be a conflict of interest in the duties of such personnel as they relate to Murray Energy and us. Such personnel have fiduciary duties to Murray Energy, which may cause them to pursue business strategies that disproportionately benefit Murray Energy or which otherwise are not in the best interest of our unitholders. As a result, there may be instances where a conflict of interest arises between Murray Energy and us that could have an adverse effect on our business.

In addition, Murray Energy is one of our principal competitors and Murray Energy, Foresight Reserves, and their respective affiliates currently hold substantial interests in other companies in the energy and natural resource sectors. We may compete directly with Murray Energy or entities in which Murray Energy, Foresight Reserves, or their respective affiliates have an interest for customers or acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us.

Our ability to collect payments from Murray Energy could be impaired if Murray Energy’s creditworthiness deteriorates further or if production at the Murray Energy mine ceases.

We have two long-term financing arrangements with affiliates of Murray Energy for which we have $64.1 million in aggregate financing receivables recorded on our consolidated balance sheet as of December 31, 2018. Our ability to receive payments under these arrangements depends on the continued creditworthiness of the Murray Energy affiliates under which these financing arrangements are with as well as the continued operation of the Murray Energy mine under which these financing arrangements are based. If the operation of this Murray Energy mine was to cease or if Murray Energy’s creditworthiness was to deteriorate further, then we would bear the risk for their payment default. The failure to collect payment under these financing arrangements may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Our business requires substantial capital expenditures and we may not have access to the capital required to reach full development of our mines.

Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of capital expenditures required to build-out our mines has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders may be materially adversely affected if we cannot make such capital expenditures.

Major equipment and plant failures could reduce our ability to produce and ship coal and materially and adversely affect our results of operations.

We depend on several major pieces of mining equipment and preparation plants to produce and ship our coal, including, but not limited to, longwall mining systems, preparation plants, and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation, or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost which would impact our ability to produce and ship coal and materially and adversely affect our results of operations, business and financial condition as well as our ability to meet our debt obligations and pay distributions to our unitholders.

We may not be able to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our coal mining and transportation operations.

We use equipment in our coal mining and transportation operations such as continuous miners, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our results of operations, business and financial condition as well as our profitability as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

We may be subject to litigation seeking to hold energy companies accountable for the effects of climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. For example, government entities, such as the City of Baltimore and the states of California and New York, have brought claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

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

Federal or state regulatory agencies, including MSHA, IDNR and IEPA, have the authority under certain circumstances following significant health, safety or environmental incidents or pursuant to permitting authority to temporarily or permanently close one or more of our mines. If this occurred, we may be required to incur capital expenditures and/or additional expenses to re-open the mine. In the event that these agencies cause us to close one or more of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under such contracts. However, our customers may challenge our issuances of force majeure notices in connection with these closures. If these challenges are successful, we may have to purchase coal from third-party sources, if available, to fulfill these obligations, incur capital expenditures to re-open the mine or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or termination of such customers’ contracts. Any of these actions could have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

As a result, actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our production from reserves may vary materially from estimates. These estimates thus may not accurately reflect our actual reserves. Any material inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs or decreased profitability which could materially adversely affect our results of operations, business and financial condition as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Our operations are subject to risks, some of which are not insurable, and we cannot assure you that our existing insurance would be adequate in the event of a loss.

We maintain insurance to protect against risk of loss but our coverage is subject to deductibles and specific terms and conditions. We cannot assure you that we will have adequate coverage or that we will be able to obtain insurance against certain risks, including certain liabilities for environmental pollution or hazards. We cannot assure you that insurance coverage will be available in the future at commercially reasonable costs, or at all, or that the amounts for which we are insured or that we may receive, or the timing of any such receipt, will be adequate to cover all of our losses. Uninsured events may adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

In addition, regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. Currently, the security we provide consists of surety bonds. The premium rates and terms of the surety bonds are subject to annual renewals. Our failure to maintain, or inability to acquire, surety bonds or other forms of financial assurance that are required by applicable law, contract or permit could adversely affect our ability to operate. That failure could result from a variety of factors including the lack of availability, higher expense or unfavorable market terms of new surety bonds or other forms of financial assurance. There can be no guarantee that we will be able to maintain or add to our current level of financial assurance. Additionally, any capital resources that we do utilize for this purpose will reduce our resources available for our operations and commitments as well as our ability to pay distributions to our unitholders. As of December 31, 2018, we have outstanding surety bonds with third parties of $91.0 million.

Significant increases in, or the imposition of new, taxes we pay on the coal we produce could materially and adversely affect our results of operations.

All of our mining operations are in Illinois. If Illinois was to impose a state severance tax or any other tax applicable solely to our Illinois operations, we may be significantly impacted and our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders could be materially and adversely affected. Any imposition of Illinois state severance tax or any county tax could disproportionately impact us relative to our competitors that are more geographically diverse.

Our general partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner has the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934. As of February 21, 2019, Murray Energy owns 100.0% of our subordinated units and 12.1% of our common units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), Murray Energy would own an aggregate of 51.2% of our common units.

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

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Many utilities have sold their power plants to non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear on payment default. These new power plant owners may have credit ratings that are below investment grade. In addition, some of our customers have been adversely affected by the current economic downturn, which may impact their ability to fulfill their contractual obligations. Competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear on payment default. We also have contracts to supply coal to energy trading and brokering customers under which those customers sell coal to end users. If the creditworthiness of any of our energy trading and brokering customers declines, we may not be able to collect payment for all coal sold and delivered to or on behalf of these customers. An inability to collect payment from these counterparties may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

All of our coal and controlled reserves are in Illinois making us vulnerable to risks associated with operating in a single geographic area.

Because we operate exclusively in Illinois, any disruptions to our operations due to adverse geographical conditions or changes to the Illinois regulatory environment could significantly impact our operations, reduce our sales of coal and adversely affect our results of operation and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

Efficient coal mining using complex and sophisticated techniques and equipment requires skilled laborers proficient in multiple mining tasks, including mining equipment maintenance. Any shortage of skilled mining labor reduces the productivity of experienced employees who must assist in training unskilled employees. If a shortage of experienced labor occurs, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions affecting our customers could cause delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the U.S. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

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

Murray Energy Corporation and The Cline Group (an affiliate of Foresight Reserves) each currently hold substantial interests in other companies in the coal mining business, including other coal reserves in Illinois. The Cline Group and Murray Energy Corporation each makes investments and purchases entities that acquire, own and operate coal mining businesses and transportation. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, Murray Energy Corporation, The Cline Group, and certain other affiliates of our general partner may compete with us for investment opportunities and affiliates of our general partner may own an interest in entities that compete with us.

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

These risks, conditions and events could (1) result in: (a) damage to, or destruction of value of, our coal properties, our coal production or transportation facilities, (b) personal injury or death, (c) environmental damage to our properties or the properties of others, (d) delays or prohibitions on mining our coal or in the transportation of coal, (e) monetary losses and (f) potential legal liability; and (2) could have a material adverse effect on our operating results and our ability to generate the cash flows we require to invest in our operations and satisfy our debt obligations. Our insurance policies only provide limited coverage for some of these risks and will not fully cover these risks. A significant mine accident could potentially cause a mine shutdown, and could have a substantial adverse impact on our results of operations, financial condition or cash flows, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

The effect of comprehensive U.S. tax reform legislation on us, whether adverse or favorable, is uncertain.

The Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, is subject to potential amendments and technical corrections, as well as interpretations and regulations enacted and proposed by the IRS, any of which could affect certain impacts of the legislation. For instance, the Tax Cuts and Jobs Act of 2017 limits the ability to take certain business interest expense deductions beginning in 2018, and recent proposed regulations from the Treasury Department could further limit this deduction. In addition, there is uncertainty with respect to how U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Coal Reserves

We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserve base is one of our strengths. We estimate that we controlled nearly 2.1 billion tons (including 322 million tons of coal reserves associated with our Hillsboro complex), almost entirely through lease, of proven and probable recoverable reserves at December 31, 2018. Our coal reserve estimate is based on a study prepared by a third-party mining and geological consultant using data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

All of our recoverable coal reserves are assigned reserves as of December 31, 2018. All of our reserves are considered high sulfur coal, with average sulfur content ranging between 1.71% and 3.45% and high Btu coal, with Btu content ranging between 10,799 and 11,893 Btu per pound. The table below presents our estimated recoverable coal reserves at December 31, 2018.

		Average Seam		In-Place	Clean Recoverable Tons (2)			Theoretical Coal Quality
		Thickness	Area	Tons (1)	(in 000's)			(As Received Basis)
Property Control	Seam	(Feet)	(Acres)	(in 000's)	Proven	Probable	Total	Sulfur %	Btu/lb

Williamson Energy, LLC	6	5.81	26,658	283,444	112,045	54,537	166,582	2.20	11,893
Williamson Energy, LLC	5	4.24	39,070	308,553	111,743	85,437	197,180	1.71	11,799
Sugar Camp Energy, LLC	6	6.40	98,618	1,167,762	315,106	394,231	709,337	2.46	11,820
Sugar Camp Energy, LLC	5	4.75	104,312	925,724	238,407	362,134	600,541	2.44	11,712
Hillsboro Energy LLC	6	7.68	28,606	433,743	94,342	227,768	322,110	3.45	10,940
Macoupin Energy LLC	6	6.44	13,742	158,844	30,920	43,703	74,623	3.33	10,799
Total Foresight Energy LP				3,278,070	902,563	1,167,810	2,070,373

(1)	In-Place Tons are on a dry basis.
(2)	Clean Recoverable Tons are based on mining recovery, average theoretical preparation plant yield, preparation plant efficiency and product moisture.

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

Item 3. Legal Proceedings

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 24—Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain of our pending legal proceedings, which are incorporated herein by reference. We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operation or cash flows. As of December 31, 2018, we have $1.3 million accrued, in the aggregate, for various litigation matters.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K for the year ended December 31, 2018.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The common units representing limited partnership’ interests are listed on the New York Stock Exchange (“NYSE”) under the symbol “FELP”. On February 21, 2019, the closing market price for FELP common units was $3.45 per unit and there were 80,929,134 common units outstanding and 64,954,691 subordinated units outstanding. There were approximately 2,290 record holders of our common units as of December 31, 2018.

The following table sets forth the amount of cash distributions declared and paid with respect to each common unit from January 1, 2017 to December 31, 2018.

Period	Distribution per Limited Partner Unit
1st Quarter 2017	None.
2nd Quarter 2017	None.
3rd Quarter 2017	$0.0647 (declared August 11, 2017; paid August 31, 2017)
4th Quarter 2017	$0.0605 (declared November 9, 2017; paid November 30, 2017)
1st Quarter 2018	$0.0565 (declared March 7, 2018; paid March 30, 2018)
2nd Quarter 2018	$0.0565 (declared May 8, 2018; paid May 31, 2018)
3rd Quarter 2018	$0.0565 (declared August 3, 2018; paid August 31, 2018)
4th Quarter 2018	$0.0565 (declared November 7, 2018; paid December 21, 2018)

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

Cash Distribution Policy

Our partnership agreement provides that our general partner will make a determination as to whether a distribution will be made, but our partnership agreement does not require us to pay distributions at any time or at any amount. To the extent the quarterly distribution is below the MQD, the common unitholders would accrue an arrearage equal to the shortfall amount to the MQD that would carry forward to future quarters and must be paid to common unitholders before any distributions from operating surplus to the subordinated unitholder is made. Given that quarterly distributions have been below the MQD beginning with the quarter ended December 31, 2015, arrearages have accrued to the benefit of common unitholders which shall be payable should future distributions be paid. However, there is no assurance as to the future cash distributions since they are dependent upon compliance with and restrictions within our various debt agreements, future earnings, cash flows, capital requirements, financial condition and other factors.

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

	For the Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	January 1, 2017 through March 31, 2017	For the Year Ended December 31,
				2016	2015	2014
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
(In Thousands, Except per Unit Data)			(In Thousands, Except per Unit Data)
Revenues
Coal sales	$1,097,366	$716,617	$227,813	$866,628	$979,179	$1,109,404
Other revenues	7,625	7,527	2,581	9,204	5,674	—
Total revenues	1,104,991	724,144	230,394	875,832	984,853	1,109,404

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	526,984	367,844	117,762	423,995	509,170	449,905
Cost of coal purchased	14,572	—	7,973	13,541	17,444	18,232
Transportation	230,052	125,772	37,726	139,659	171,733	221,178
Depreciation, depletion and amortization	212,640	167,794	39,298	164,212	195,415	169,767
Contract amortization and write-off	(86,481)	1,408	—	—	—	—
Accretion and changes in estimates on asset retirement obligations (10)	(8,516)	2,179	710	3,376	2,267	1,621
Selling, general and administrative	39,568	23,555	6,554	25,265	31,357	33,683
Long-lived asset impairments	110,689	42,667	—	74,575	12,592	34,700
Transition and reorganization costs	—	—	—	6,889	21,433	—
Loss on commodity derivative contracts	—	2,607	1,492	23,752	(45,691)	(76,330)
Other operating (income) expense, net (1)	(19,040)	(13,537)	451	(22,161)	(13,424)	(2,837)
Operating income	84,523	3,855	18,428	22,729	82,557	259,485
Other expenses:
Interest expense, net	146,136	107,904	43,380	149,201	117,311	113,030
Debt restructuring costs	—	—	—	21,821	3,930	—
Change in fair value of warrants	—	—	(9,278)	17,124	—	—
Loss on early extinguishment of debt	—	—	95,510	13,203	—	4,979
Net (loss) income	(61,613)	(104,049)	(111,184)	(178,620)	(38,684)	141,476
Less: net income attributable to noncontrolling interests	—	—	—	169	770	3,909
Net (loss) income attributable to controlling interests	(61,613)	(104,049)	(111,184)	(178,789)	(39,454)	137,567
Less: net income attributable to predecessor equity	—	—	—	—	23	67,375
Net (loss) income attributable to limited partner units	$(61,613)	$(104,049)	$(111,184)	$(178,789)	$(39,477)	$70,192

Per Unit Data
Net (loss) income subsequent to initial public offering per limited partner unit - basic and diluted (8)(9)	$(0.43)	$(0.73)	$(0.85)	$(1.37)	$(0.30)	$0.54
Distributions declared per limited partner unit	$0.23	$0.13	$—	$—	$1.17	$0.38
Statements of Cash Flows
Net cash provided by operating activities	$133,367	$111,568	$19,650	$238,451	$200,412	$240,782
Net cash used in investing activities	$(38,062)	$(54,348)	$(13,785)	$(47,629)	$(138,781)	$(224,583)
Net cash used in financing activities	$(97,215)	$(69,765)	$(108,062)	$(91,439)	$(70,602)	$(14,477)
Balance Sheet Data (at period end)
Cash and cash equivalents	$269	$2,179	$4,235	$103,690	$17,538	$26,509
Property, plant, equipment and development, net	$2,148,569	$2,378,605	$2,607,144	$1,318,937	$1,433,193	$1,522,488
Total assets	$2,388,173	$2,606,640	$2,864,099	$1,689,011	$1,821,183	$1,896,721
Total long-term debt and capital lease obligations (2)	$1,248,103	$1,314,532	$1,367,776	$1,391,063	$1,434,566	$1,341,740
Total partners’ capital (deficit)	$596,715	$675,826	$1,000,493	$(154,593)	$18,883	$186,397
Other Data
Adjusted EBITDA (3)	$313,584	$229,781	$63,970	$308,799	$338,408	$409,562
Tons produced (4)	23,313	15,912	5,267	19,040	20,097	22,547
Tons sold(4)	23,395	16,085	5,283	19,270	21,946	22,044
Coal sales realization per ton sold (5)	$46.91	$44.55	$43.12	$44.97	$44.62	$50.33
Netback to mine realization per ton sold (6)	$37.07	$36.73	$35.98	$37.73	$36.79	$40.29
Cash costs per ton sold (7)	$22.85	$22.87	$22.80	$22.32	$23.67	$20.80

(1)

For the year ended December 31, 2018, for the period April 1, 2017 through December 31, 2017, and for the year ended December 31, 2016, we recognized $43.0 million, $12.8 million, and $20.0 million, respectively, in other operating income related to insurance recoveries from the Hillsboro combustion event. The year ended December 31, 2018, also included expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters. For the year ended December 31, 2015, $13.5 million was recognized as other operating income related to a settlement with Murray Energy resolving litigation between the Partnership and Murray Energy.

(2)

Includes current portion of long-term debt and capital lease obligations. Total long-term debt and capital lease obligations does not include $196.5 million as of December 31, 2018, $200.6 million as of December 31, 2017, $191.9 million as of December 31, 2016, and $193.4 million as of December 31, 2015 and 2014 of certain sale-leaseback financing obligations that are characterized as financing arrangements due to our continued involvement in mining the reserves and utilizing the equipment related to the leases.

(3)

We define Adjusted EBITDA as net (loss) income attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts, contract amortization and write-off, changes in the fair value of the warrants and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds/deducts to Adjusted EBITDA the aggregate settlements during the period. Adjusted EBITDA also includes any insurance recoveries received, regardless of whether they relate to the recovery of mitigation costs, the receipt of business interruption proceeds, or the recovery of losses on machinery and equipment. Included in net loss attributable to controlling interests during 2018, the period from January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and during 2016 were insurance proceeds of $44.1 million, $0.0 million, $16.4 million, and $30.5 million, respectively, for the Hillsboro combustion event. Also included in net loss attributable to controlling interests during 2018 was expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters.

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

Below is a reconciliation between net (loss) income attributable to controlling interests and Adjusted EBITDA for the year ended December 31, 2018, for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to December 31, 2017, and for the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	January 1, 2017 through March 31, 2017	For the Year Ended December 31,
				2016	2015	2014
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In Thousands)		(In Thousands)
Net (loss) income attributable to controlling interests	$(61,613)	$(104,049)	$(111,184)	$(178,789)	$(39,454)	$137,567
Interest expense, net	146,136	107,904	43,380	149,201	117,311	113,030
Depreciation, depletion and amortization	212,640	167,794	39,298	164,212	195,415	169,767
Accretion and changes in estimates on asset retirement obligations	(8,516)	2,179	710	3,376	2,267	1,621
Contract amortization and write-off	(86,481)	1,408	—	—	—	—
Noncash impact of recording coal inventory to fair value in pushdown accounting	—	8,868	—	—	—	—
Transition and reorganization costs (excluding equity-based compensation)	—	—	—	2,574	17,111	—
Equity-based compensation	729	575	318	5,106	13,704	5,024
Long-lived asset impairments	110,689	42,667	—	74,575	12,592	34,700
Loss (gain) on commodity derivative contracts	—	2,607	1,492	23,752	(45,691)	(76,330)
Settlements of commodity derivative contracts	—	(172)	3,724	12,644	61,223	19,204
Debt restructuring costs	—	—	—	21,821	3,930	—
Change in fair value of warrants	—	—	(9,278)	17,124	—	—
Loss on early extinguishment of debt	—	—	95,510	13,203	—	4,979
Adjusted EBITDA	$313,584	$229,781	$63,970	$308,799	$338,408	$409,562

(4)	Tons produced and tons sold do not include mines in development.
(5)	Calculated as coal sales divided by tons sold.
(6)	Calculated as coal sales less transportation expense divided by tons sold.
(7)	Calculated as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.
(8)	Consists of $(0.32) – basic and diluted – per common limited partner unit and $(0.55) – basic and diluted – per subordinated limited partner unit for the year ended December 31, 2018.
(9)

Consists of $(0.68) – basic and diluted – per common limited partner unit and $(0.80) – basic and diluted – per subordinated limited partner unit for the period from April 1, 2017 through December 31, 2017.

(10)

Includes a benefit of $10.9 million resulting from changes in estimate of the Hillsboro asset retirement obligation. See Part II. “Item 8. Financial Statements and Supplementary Data, Note 15—Asset Retirement Obligations” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

The presented financial results include the consolidated financial position, results of operations and cash flow information of FELP and its subsidiaries for all periods presented. In this Item 7, all references to “FELP,” the “Partnership,” “we,” “us,” and “our” refer to the results of FELP and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

We control nearly 2.1 billion tons of coal reserves (including 322 million tons of coal reserves associated with our Hillsboro complex), almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with three operating underground mining complexes in the Illinois Basin: Williamson and Sugar Camp, which are longwall operations, and Macoupin, which is currently a continuous miner operation. The Williamson complex operates with one longwall system and the Sugar Camp complex operates with two longwall mining systems.

Mining operations at our Hillsboro complex were idle since March 2015 due to a combustion event. In May 2017, we breached the seal and mine rescue teams evaluated the mine.  In December 2017, we submitted a re-entry plan to MSHA, which contained a plan for the permanent sealing of the current longwall district of the Hillsboro mine.  MSHA approved the plan and, as a result, certain longwall equipment and other related assets were permanently sealed within and were not recovered, resulting in a $42.7 million impairment loss during 2017.

In connection with certain litigation matters related to the combustion event and due to additional facts and circumstances arising in April 2018, we announced that our Hillsboro operation would be closed and certain long-lived assets consisting primarily of mineral reserves and certain buildings and structures, machinery and equipment, and other related assets were not expected to generate future positive cash flows. As the expected future cash flows were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $110.7 million during 2018.

In October 2018, we reached a settlement of certain litigation matters associated with the Hillsboro combustion event.  While we resumed production in January 2019 with one continuous miner section, we are uncertain as to when longwall production will resume at this operation, if ever. The Deer Run Mine requires certain approvals from the MSHA to recommence longwall mining.  See Part II. “Item 8. Financial Statements and Supplementary Data, Note 27—Subsequent Events” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for the most recent developments at Hillsboro.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern half of the United States as well as internationally (primarily into Europe). We generally sell a majority of our coal to customers at delivery points other than our mines, including, but not limited to, our river terminal on the Ohio River and ports near New Orleans.

Governance Changes

Following completion of the March 2017 Refinancing Transactions (see “Item 8. Financial Statements and Supplementary Data – Note 12. Long-Term Debt and Capital Lease Obligations”), Murray Energy exercised its option (the “FEGP Option”) to acquire an additional 46% voting interest in FEGP from Foresight Reserves and a former member of management pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and a former member of management, as amended, thereby increasing Murray Energy’s voting interest in the FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. Following the exercise of the FEGP Option, pursuant to the operating agreement of FEGP, all members of the board of directors of the General Partner (the “Board”), other than Paul Vining, are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion. Murray Energy is entitled to appoint a majority of the Board. On March 28, 2017, Chris Cline resigned from the Board, and from his role as Principal Strategy Advisor. In connection with the departure of Mr. Cline, effective March 28, 2017, Robert D. Moore began serving as Chairman of the Board and Mr. Robert Edward Murray became a member of the Board. Mr. Murray currently serves as the Executive Vice President of Marketing and Sales at Murray Energy. These changes became effective pursuant to the amended general partner operating agreement.

Upon the exercise of the FEGP Option, FEGP entered into an amended and restated management services agreement (“MSA”) with Murray American Coal, Inc. (the “Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments (currently $5.1 million per quarter as of December 31, 2018). The initial term of the MSA extends through December 31, 2022, and is subject to termination provisions.

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

As it relates to the results of operations, references to "Successor" are in reference to reporting dates on or after April 1, 2017, and references to "Predecessor" are in reference to reporting dates prior to and including March 31, 2017. While the 2017 Successor period and the 2017 Predecessor period are distinct reporting periods, the effects of the change of control did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted related to the impact from pushdown accounting.  References to the combined 2017 period from January 1, 2017 to December 31, 2017 combine the period from January 1, 2017 to March 31, 2017 (Predecessor) and the period from April 1, 2017 to December 31, 2017 (Successor) (“the Combined 2017 Period”) to enhance the comparability of such information to the prior year.

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

On August 30, 2016 (the “2016 Restructuring Closing Date”), we completed a global restructuring of our indebtedness. The restructuring transactions (the “August 2016 Restructuring Transactions”) alleviated existing defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Chancery Court change-of-control litigation related to the purchase and sale agreement between Foresight Reserves and Murray Energy. See “Item 8. Financial Statements and Supplementary Data – Note 12. Long-Term Debt and Capital Lease Obligations” and “Item 8. Financial Statements and Supplementary Data – Note 17. Related-Party Transactions” for additional discussion of the August 2016 Restructuring Transactions.

Debt Refinancing

On March 28, 2017 (the “2017 Refinancing Closing Date”), we completed a series of transactions to refinance certain previously outstanding indebtedness (the “March 2017 Refinancing Transactions”). See “Item 8. Financial Statements and Supplementary Data – Note 12. Long-Term Debt and Capital Lease Obligations” and “Item 8. Financial Statements and Supplementary Data – Note 17. Related-Party Transactions” for additional discussion of the March 2017 Refinancing Transactions.

Factors That Affect Our Results

Coal Sales. In the last several years, coal prices overall have weakened due to reduced demand from coal-fired plants, increased competition from natural gas, and, with respect to international coal prices, excess supply in the marketplace. More recently, domestic coal prices have increased slightly and international coal prices have increased slightly as supply and demand dynamics have become more balanced.

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

Transportation. We generally sell our coal to customers at three distinct delivery points: either at our mines, at river terminals on the Ohio River, or at export terminals near New Orleans. Except for those sales that occur at our mine, we generally bear the transportation cost and risk to and through these terminals and we therefore do not report coal sales and transportation revenue separately in our consolidated statements of operations. Also, because we are responsible for the cost of transporting our coal to these various delivery points, we also bear the risk that our transportation expense will increase over time. Where possible, we enter into long-term transportation and throughput agreements to secure capacity and price certainty. These agreements generally require throughput of minimum annual volumes. Failure to meet the minimum annual volume requirements can result in higher transportation costs to us on a per ton basis. The primary reason for entering into minimum annual volume commitments is to secure long-term access to international markets and provide optionality between the domestic and international coal markets. To the extent coal pricing to international markets does not remain at economically sustainable levels, we may incur substantial expenses for shortfalls on minimum contractual throughput volume requirements related to the export market.

Our transportation costs also correlate to the distance required to transport our coal to the buyers. As a result, the transport of our coal to domestic buyers has lower associated costs than the transport of our coal to international buyers. International sales incur higher transportation costs because the delivery requires us to transport coal first by rail to a seaborne export terminal and then load the coal onto the buyers’ ships. Accordingly, the cost of transporting our coal to international buyers can be significantly higher than the cost of transporting our coal to domestic buyers.

Selling, general and administrative. Selling, general and administrative expense consists of our general corporate overhead expenses, including, but not limited to, management and administrative labor, corporate occupancy expenses, office expenses, and certain professional fees. In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the “Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provides certain management and administration services to FELP for a quarterly fee, which was initially $5.0 million ($20.0 million on an annual basis), and is subject to future contractual escalations and adjustments (currently $5.1 million per quarter as of December 31, 2018). To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, the Manager is responsible for those outside service provider costs.

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

Results of Operations

Comparison of the Year Ended December 31, 2018 (Successor) to the Period from January 1, 2017 to March 31, 2017 (Predecessor) and the Period from April 1, 2017 to December 31, 2017 (Successor)

Coal Sales. The following table summarizes coal sales information during the year ended December 31, 2018 to the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017 (in thousands, except per ton data).

	(Successor) Year Ended December 31, 2018	(Successor) Period From April 1, 2017 through December 31, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through December 31, 2017	Variance — Year Ended December 31, 2018 versus Combined Period from January 1, 2017 to December 31, 2017

Coal sales	$1,097,366	$716,617	$227,813	$944,430	$152,936	16.2%
Tons sold	23,395	16,085	5,283	21,368	2,027	9.5%
Coal sales realization per ton sold(1)	$46.91	$44.55	$43.12	$44.20	$2.71	6.1%
Netback to mine realization per ton sold(2)	$37.07	$36.73	$35.98	$36.55	$0.52	1.4%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The increase in coal sales revenue for the year ended December 31, 2018, was due to higher coal sales volumes combined with higher coal sales realization per ton sold.  Coal sales volumes and coal sales realization per ton sold were higher as compared to the prior period due primarily to increased export sales, which experienced favorable API2 pricing during 2018, and more favorable domestic spot market pricing.

Other Revenues. Other revenues of $7.6 million for the year ended December 31, 2018 and $10.1 million for the combined 2017 periods were primarily comprised of overriding royalty and lease revenues earned on the financing agreements entered into with affiliates of Murray Energy in April 2015 and transloading fees charged to affiliates of Murray Energy for use of the Partnership’s Sitran terminal facility. The decrease over the prior year reflects decreased volume-related transloading fees.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information during the year ended December 31, 2018 to the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017 (in thousands, except per ton data).

	(Successor) Year Ended December 31, 2018	(Successor) Period From April 1, 2017 through December 31, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through December 31, 2017	Variance — Year Ended December 31, 2018 versus Combined Period from January 1, 2017 to December 31, 2017

Cost of coal produced (excluding depreciation, depletion and amortization)	$526,984	$367,844	$117,762	$485,606	$41,378	8.5%
Produced tons sold	23,065	16,085	5,165	21,250	1,815	8.5%
Cash cost per ton sold(1)	$22.85	$22.87	$22.80	$22.85	$-	0.0%

Tons produced	23,313	15,912	5,267	21,179	2,134	10.1%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The increase in cost of coal produced (excluding depreciation, depletion and amortization) during 2018 was primarily due to an increase in produced tons sold.  The overall cash cost per ton sold remained consistent with the prior year period.

Cost of Coal Purchased. From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $14.6 million and $8.0 million during the year ended December 31, 2018 and the Combined 2017 Period, respectively.

Transportation. Our cost of transportation for the year ended December 31, 2018 increased $66.5 million as compared to the Combined 2017 Period due higher sales volumes and a higher percentage of our sales going to the export market during the current year and the additional transportation and transloading costs associated therewith.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization expense for the year ended December 31, 2018 as compared to the Combined 2017 Period was primarily the result of increased depreciation and depletion expense resulting from recording our assets at estimated fair value from the application of pushdown accounting.

Contract Amortization and Write-off. During the year ended December 31, 2018 and the period from April 1, 2017 to December 31, 2017, we recorded amortization (benefit) expense of $(86.5) million and $1.4 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities recorded as part of our pushdown accounting. The current year includes a benefit of $69.1 million associated with the write-off of an unfavorable royalty agreement associated with our Hillsboro complex.

Accretion and Changes in Estimates on Asset Retirement Obligations. The total (benefit) expense was $(8.5) million and $2.9 million for the year ended December 31, 2018 and the Combined 2017 Period, respectively.  Because of the Hillsboro impairment (see “Item 8. Financial Statements and Supplementary Data – Note 3. Recent Transactions and Events”) and subsequent changes in estimate of the Hillsboro asset retirement obligations, included in the current year is a benefit due to a change in estimate of $(10.9) million that is recognized in the consolidated statement of operations.

Selling, General and Administrative. The increase in selling, general and administrative expense for the year ended December 31, 2018 as compared to the Combined 2017 Period was primarily due to the increase in the management services agreement with Murray Energy upon the exercise of the FEGP Option in March 2017, increased sales and marketing expense associated with our increased export sales volumes, and legal expenses associated with the Hillsboro  and Macoupin matters (see “Item 8. Financial Statements and Supplementary Data – Note 24. Contingencies”).

Long-lived Asset Impairments. During the year ended December 31, 2018, we recognized an aggregate impairment charge of $110.7 million related to certain long-lived assets and mineral reserves associated with our Hillsboro complex.  During the period from April 1, 2017 to December 31, 2017, we recorded impairment charges of $42.7 million associated with certain longwall equipment and other related assets that were permanently sealed within and were not recovered from our Hillsboro mine.

Loss on Commodity Derivative Contracts. We recorded a loss on our commodity contracts of $4.1 million for the Combined 2017 Period.  We had no open commodity derivative contracts during the year ended December 31, 2018.

Other Operating (Income) Expense, Net. Other operating (income) expense, net increased $6.0 million for the year ended December 31, 2018 as compared to the Combined 2017 Period primarily due to the receipt of $43.0 million in payments from insurance companies offset by $25.0 million for the settlement of litigation related to the Hillsboro and Macoupin matters discussed in “Item 8. Financial Statements – Note 24. Contingencies”.  This compares to $12.8 million in payments from insurance companies in the prior period.  We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to the Hillsboro combustion event.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2018 decreased by $5.1 million compared to the Combined 2017 Period primarily due to lower effective interest rates on our existing debt compared to the interest rates on the indebtedness retired in the March 2017 Refinancing Transaction and overall lower debt balances as we continue to pay down debt.  The decrease was slightly offset by increased interest expense on revolving credit facility borrowings outstanding and overall higher variable interest rates during 2018.

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

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2018 increased $19.8 million from the Combined 2017 Period due primarily to higher coal sales realization per ton on overall increased sales volumes and the receipt of insurance proceeds offset by the settlement of litigation related to the Hillsboro and Macoupin matters. The table below reconciles net loss to Adjusted EBITDA for the year ended December 31, 2018, the period from January 1, 2017 to March 31, 2017, and for the period from April 1, 2017 to December 31, 2017 (in thousands).

	(Successor) Year Ended December 31, 2018	(Successor) Period From April 1, 2017 through December 31, 2017	(Predecessor) Period From January 1, 2017 through March 31, 2017	Combined - Period From January 1, 2017 through December 31, 2017

Net loss(1)(2)	$(61,613)	$(104,049)	$(111,184)	$(215,233)
Interest expense, net	146,136	107,904	43,380	151,284
Depreciation, depletion and amortization	212,640	167,794	39,298	207,092
Accretion and changes in estimates on asset retirement obligations	(8,516)	2,179	710	2,889
Contract amortization and write-off	(86,481)	1,408	—	1,408
Noncash impact of recording coal inventory to fair value in pushdown accounting	—	8,868	—	8,868
Equity-based compensation	729	575	318	893
Long-lived asset impairments	110,689	42,667	—	42,667
Loss on commodity derivative contracts	—	2,607	1,492	4,099
Settlements of commodity derivative contracts	—	(172)	3,724	3,552
Change in fair value of warrants	—	—	(9,278)	(9,278)
Loss on early extinguishment of debt	—	—	95,510	95,510
Adjusted EBITDA	$313,584	$229,781	$63,970	$293,751

(1)

Included in net loss for the year ended December 31, 2018 and the combined period ended December 31, 2017 was insurance proceeds of $44.1 million and $16.4 million, respectively, from the Hillsboro mine combustion event.

(2)	Included in net loss for the year ended December 31, 2018 was expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters.

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

The increase in coal sales revenue from the year ended December 31, 2016, was due to higher coal sales volumes during the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 through December 31, 2017, in aggregate, offset partially by a slightly lower coal sales realization. The current year sales volumes were benefited from the shift in certain committed volumes from the fourth quarter of 2016 into the first quarter of 2017 as well as by increased shipments into the export market. The lower realization compared to the prior year period was due to the expiration and repricing of certain higher priced sales contracts, which was partially offset by higher realized export sales prices and volumes. For 2017, we sold 27% of our coal to export markets as compared to 17% during 2016.

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

Long-lived Asset Impairments. During the period from April 1, 2017 to December 31, 2017, we recorded impairment charges of $42.7 million associated with certain longwall equipment and other related assets that were permanently sealed within or were recovered from our Hillsboro mine. During the year ended December 31, 2016, we recorded impairment charges of $74.6 million related to certain prepaid royalties for which we determined recoupment was improbable.

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

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, debt service costs (interest and principal), and cash distributions. The consummation of the Refinancing Transactions on March 28, 2017 required us to use more than $100 million of cash; however, the refinancing substantially extended our debt maturities, provided us with operating liquidity through a $170.0 million Revolving Credit Facility and refinanced certain high effective interest rates. As of December 31, 2018, we had $0.3 million of cash on hand and available borrowing capacity under the Revolving Credit Facility (net of borrowings and outstanding letters of credit) of $120.7 million.

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

Expansion capital expenditures are cash expenditures made to increase, over the long-term, our operating capacity or net income as it exists at such time as the capital expenditures are made. Expansion capital expenditures have declined significantly since early-2015 and no significant expansion capital expenditure plans are currently planned. Future longwall development and the associated expansion capital expenditures, including Hillsboro, will be dependent upon several factors, including permitting, demand, access to capital, equipment availability and the committed sales position at our existing mining operations.

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

The following is a summary of cash provided by or used in each of the indicated types of activities:

	(Successor)	(Successor)	(Predecessor)		(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Combined - Period from January 1, 2017 to December 31, 2017	Year Ended December 31, 2016
	(In Thousands)		(In Thousands)
Net cash provided by operating activities	$133,367	$111,568	$19,650	$131,218	$238,451
Net cash used in investing activities	$(38,062)	$(54,348)	$(13,785)	$(68,133)	$(47,629)
Net cash used in financing activities	$(97,215)	$(69,765)	$(108,062)	$(177,827)	$(91,439)

For the year ended December 31, 2018, net cash provided by operating activities increased $2.1 million compared to the Combined 2017 Period.  The increase in cash provided by operating activities is primarily the result of higher coal sales realization per ton on overall increased sales volumes and various working capital variances.  Significant working capital variances as compared to the prior year period included:

●	a $16.8 million unfavorable accounts receivable variance and a $7.4 million favorable accounts payable variance which is a function of the timing of coal shipments and vendor payments;
●	a $20.9 million favorable due from/to affiliates, net variance which is a function of the timing of coal sales shipments with Murray Energy and its affiliates;
●	a $11.7 million favorable accrued interest variance as compared to the prior year driven by the timing of interest payments; and
●	a $17.6 million unfavorable inventory variance driven by higher inventory levels at export terminals.

The decrease in net cash used in investing activities for the year ended December 31, 2018 was primarily due to the receipt of $43.0 million in insurance recoveries for losses on machinery and equipment related to the combustion event at our Hillsboro operation.  These recoveries were offset by a $7.7 million increase in capital expenditures during 2018.

For the year ended December 31, 2018, net cash used in financing activities was $97.2 million compared to $177.8 million used in financing activities for the Combined 2017 Period. Cash used in financing activities in the current year resulted primarily from $106.1 million in payments on long-term debt and capital lease obligations and $18.1 million in distributions paid to common unitholders, offset by $37.0 million in net borrowings on the Revolving Credit Facility.  In the prior year combined period, cash used in financing activities primarily related to the March 2017 Refinancing Transactions, in which we extinguished our prior debt and issued new debt.  We incurred $57.6 million in costs to extinguish the prior debt and $27.3 million of costs to issue the new debt.  Additionally, the prior year period included cash proceeds of $60.6 million from the issuance of common units to Murray Energy and its affiliates.

For the period from January 1, 2017 to March 31, 2017 and for the period from April 1, 2017 to December 31, 2017, in aggregate, net cash provided by operating activities was $131.2 million compared to $238.5 million provided by operating activities for the year ended December 31, 2016.  Cash provided by operating activities for the current period, after adjusting for noncash items and the financing costs incurred related to the Refinancing Transactions, is primarily a result of lower netback to mine realizations and various working capital variances.  Significant working capital variances as compared to the prior year period included:

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

In addition to paying interest on the outstanding principal under the New Credit Facilities, we are required to pay a quarterly commitment fee with respect to the unused portions of our Revolving Credit Facility and customary letter of credit fees. The New Credit Facilities originally required scheduled quarterly amortization payments on the New Term Loan in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Loan, with the balance to be paid at maturity.  However, the $53.8 million prepayment generated from 2017 the Excess Cash Flow Provisions and paid in 2018 was applied against the future scheduled quarterly amortization payments. Accordingly, no additional amortization payments on the New Term Loan are required prior to maturity.

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

As of December 31, 2018, $762.9 million in principal was outstanding under the New Term Loan and there were $37.0 million in borrowings outstanding under the revolving credit facility. During 2018, we were required to prepay $53.8 million under the Excess

Cash Flow Provisions of the New Credit Facilities.  We are required to prepay an additional $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions as of December 31, 2018, which have been included in the current portion of long-term debt and capital lease obligations on the consolidated balance sheets.

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

As of December 31, 2018, $425.0 million in principal was outstanding under the 2023 Second Lien Notes.

Longwall Financing Arrangements and Capital Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. In August 2016, we executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations which, among other things, increased the interest rate by one percent per annum. As of December 31, 2018, $13.9 million was outstanding under these capital lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in semiannual payments through maturity. In August 2016, we entered into an amendment to the 5.555% longwall financing credit agreement under which the maturity accelerated by one year by increasing the last four semi-annual amortization payments. The maturity date of the 5.555% longwall financing arrangement is September 2019. In addition, on the Refinancing Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the New Credit Facilities. The outstanding balance as of December 31, 2018 was $10.8 million. Due to the receipt of payments from our insurance companies during the second quarter 2018, we prepaid approximately $4.6 million of principal on the 5.555% longwall financing arrangement during the third quarter 2018.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in semiannual payments through maturity. In August 2016, we entered into an amendment to the 5.78% longwall financing credit agreement under which the maturity date was accelerated by one year by increasing the last three semi-annual amortization payments. The maturity date of the 5.78% longwall financing arrangement is June 2019. In addition, on the Refinancing Closing Date, certain covenants and definitions in the credit agreements and guaranty agreements were conformed to the covenants and definitions in the New Credit Facilities. The outstanding balance as of December 31, 2018 was $9.3 million.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP LLC, an affiliate of Natural Resource Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement has been adjusted to fair value as part of pushdown accounting which resulted in an adjusted carrying value of $131.4 million as of December 31, 2018 and an effective interest rate of 14.8%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC, an affiliate of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting which resulted in an adjusted carrying value of $65.1 million as of December 31, 2018 and an effective interest rate of 8.1%.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At December 31, 2018, we had $12.3 million in letters of credit outstanding.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $91.0 million as of December 31, 2018 to secure reclamation and other performance commitments.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2018, by year:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In Millions)
Long-term debt (principal and interest) (1)	$1,692.9	$158.1	$267.9	$1,266.9	$—
Sale-leaseback financing arrangement (2)	226.3	21.0	42.0	42.0	121.3
Capital lease obligations (principal and interest)	14.4	14.4	—	—	—
Operating lease obligations	10.6	3.8	3.5	0.6	2.7
Take-or-pay transportation arrangements (3)	218.8	54.4	109.1	49.7	5.6
Coal reserve lease and royalty obligations (4)	334.4	50.7	48.5	42.0	193.2
Unconditional purchase obligations (5)	33.1	15.2	17.9	—	—
Total (6)	$2,530.5	$317.6	$488.9	$1,401.2	$322.8

(1)	Includes our New Term Loan, Revolving Credit Facility, 2023 Second Lien Notes, and the 5.555% and 5.78% longwall financing arrangements.
(2)	Represents the minimum annual payments required under our Macoupin and Sugar Camp sale-leaseback financing arrangements.
(3)	Includes our various take-or-pay arrangements associated with rail and terminal facility commitments for the delivery of coal through the initial arrangement term.
(4)	Comprised of the future minimum cash payments due under our various coal reserve lease and royalty obligations through the initial royalty term.
(5)

We have open purchase agreements with approved vendors for most types of operating expenses. However, our specific open purchase orders (which have not been recognized as a liability) under these purchase agreements are not material and typically allow for cancellation or return without penalty. The commitments in the table above relate only to committed capital purchases as of December 31, 2018. The contractual table above does not include our obligations under the MSA with Murray Energy, please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 17–Related-Party Transactions” for a discussion on the terms of this contractual arrangement.

(6)

The contractual obligation table does not include asset retirement obligations. Asset retirement obligations result primarily from statutory, rather than contractual obligations and the ultimate timing and amount of the obligations are an estimate. As of December 31, 2018, we have $45.5 million recorded in our consolidated balance sheet for asset retirement obligations.

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

Interest is accrued on the outstanding principal amounts of the financing arrangements using an implied interest rate, which was initially determined at inception of the lease and is adjusted for changes in future expected amounts and timing of payments based on the mine plans and also, for the Macoupin sale-leaseback only, the future expected sales price of its coal. Payments are applied first against accrued interest and any excess is then applied against the outstanding principal. Revisions to the mine plans, which occur periodically as changes are made to estimates of the quantity and the timing of tons to be mined, will impact the effective interest rate. We account for such changes by adjusting in the current period, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied). The implied effective interest rate was 14.8% and 14.8% as of December 31, 2018 and 2017, respectively, on the Macoupin sale-leaseback financing arrangement. The implied effective interest rate was 8.1% and 8.4% as of December 31, 2018 and 2017, respectively, on the Sugar Camp sale-leaseback financing arrangement. If there is a material change to the mine plans, the impact of a change in the effective interest rate to the consolidated statements of operations could be significant.

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

We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, assessing mine production plans, our access to capital markets, sales commitments, current and forecasted future coal market conditions, the time necessary to obtain required permits and the remaining years available for recoupment. As of December 31, 2018, we had recorded on the consolidated balance sheet prepaid royalties of $4.7 million, net of reserves.

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

The liability is determined using discounted cash flow techniques and is reduced to its present value at the end of each period. We estimate our ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash cost for a third party to perform the required work. Spending estimates are escalated for inflation, and market risk premium, and then discounted at the credit-adjusted, risk-free rate. The credit-adjusted, risk-free interest rates were 11.4%, 9.8%, and 8.5% at December 31, 2018, 2017, and 2016, respectively. We record an ARO asset associated with the discounted liability for final reclamation and mine closure. Accretion on the ARO begins at the time the liability is incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. The ARO asset for equipment, structures, buildings, and mine development is amortized over its expected life on a units-of-production basis. The ARO liability is then accreted to the projected spending date. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities and revisions to cost estimates, the occurrence of new liabilities from additional disturbances and productivity assumptions. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. At December 31, 2018, our consolidated balance sheet reflected asset retirement obligations of $45.5 million, including amounts classified as a current liability. We estimate the aggregate undiscounted cost of final mine closures, at 2018 costs, to be approximately $102.4 million as of December 31, 2018.

New Accounting Standards Issued and Not Yet Adopted

In February 2016, the FASB updated guidance regarding the accounting for leases (the “New Lease Guidance”). The New Lease Guidance requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The New Lease Guidance also expands the required quantitative and qualitative disclosures surrounding leases. The New Lease Guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We adopted the New Lease Guidance as of January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the adoption date.  The adoption of the New Lease Guidance will result in the addition of approximately $7.0 million to $9.0 million in lease right-of-use assets and lease liabilities on our consolidated balance sheet beginning with 2019 quarterly reporting. The adoption of the New Lease Guidance is not expected to have a material effect on our results of operations and there will be no cumulative adjustment to partners’ capital.  The additional financial statement disclosures are required beginning with 2019 reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks include commodity price risk, interest rate risk and credit risk, which are disclosed below.

Commodity Price Risk

We have commodity price risk as a result of changes in the market value of our coal. We try to minimize this risk by entering into fixed price coal supply agreements and, from time to time, commodity hedge agreements. As of February 21, 2019, we had the following contracted minimum sales commitments for the years ending December 31, 2019 and 2020:

	Priced	Unpriced (or Index Based)	Total
	(Tons, in Millions)
Year ending December 31, 2019	14.6	0.7	15.3
Year ending December 31, 2020	4.5	1.0	5.5

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2018, of our $1.26 billion in long-term debt and capital lease obligation principal outstanding, $799.9 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. We currently do not hedge the interest on portions of our borrowings with variable interest rates, although we may do so from time to time in order to manage risks associated with floating interest rates. A one percentage point increase in the interest rates related to variable interest borrowings would result in an annualized increase in interest expense of approximately $8.0 million.

As of December 31, 2018, we had cash and cash equivalents of $0.3 million. Due to the short-term duration and the low risk profile of interest bearing cash accounts, we do not believe that a one percent change in interest rates would have a material impact on our interest income.

Credit Risk

We have credit risk associated with our customers and counterparties in our coal sales agreements, financing arrangements and commodity hedge contracts, including with our affiliates. We have procedures in place to assist in determining the creditworthiness and credit limits for such customers and counterparties. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established. At December 31, 2018, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders of Foresight Energy LP and the Board of Directors of Foresight Energy GP LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foresight Energy LP (the “Partnership”) as of December 31, 2018 and 2017 (Successor), the related consolidated statements of operations, partners’ capital (deficit) and cash flows for the year ended December 31, 2018 (Successor), the period from April 1, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through March 31, 2017 (Predecessor), and for the year ended December 31, 2016 (Predecessor), and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2018 (Successor), the period from April 1, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through March 31, 2017 (Predecessor), and the  year ended December 31, 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

St. Louis, Missouri

February 26, 2019

Foresight Energy LP

Consolidated Balance Sheets

(In Thousands)

	(Successor)	(Successor)
	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$269	$2,179
Accounts receivable	32,248	35,158
Due from affiliates	49,613	37,685
Financing receivables - affiliate	3,392	3,138
Inventories, net	56,524	40,539
Prepaid royalties	2,000	4,000
Deferred longwall costs	14,940	9,520
Other prepaid expenses and current assets	10,872	10,844
Contract-based intangibles	1,326	11,268
Total current assets	171,184	154,331
Property, plant, equipment, and development, net	2,148,569	2,378,605
Due from affiliates	—	947
Financing receivables - affiliate	60,705	64,097
Prepaid royalties	2,678	1,250
Other assets	4,311	5,358
Contract-based intangibles	726	2,052
Total assets	$2,388,173	$2,606,640
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt and capital lease obligations	$53,709	$109,532
Current portion of sale-leaseback financing arrangements	6,629	4,148
Accrued interest	24,304	13,410
Accounts payable	99,735	76,658
Accrued expenses and other current liabilities	67,466	62,442
Asset retirement obligations	6,578	4,416
Due to affiliates	17,740	13,324
Contract-based intangibles	8,820	28,688
Total current liabilities	284,981	312,618
Long-term debt and capital lease obligations	1,194,394	1,205,000
Sale-leaseback financing arrangements	189,855	196,496
Asset retirement obligations	38,966	39,655
Other long-term liabilities	16,428	32,330
Contract-based intangibles	66,834	144,715
Total liabilities	1,791,458	1,930,814
Limited partners' capital:
Common unitholders (80,844 and 77,644 units outstanding as of December 31, 2018 and 2017, respectively)	377,880	421,161
Subordinated unitholders (64,955 units outstanding as of December 31, 2018 and 2017)	218,835	254,665
Total limited partners' capital	596,715	675,826
Total liabilities and partners' capital	$2,388,173	$2,606,640

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period from January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
Revenues
Coal sales	$1,097,366	$716,617	$227,813	$866,628
Other revenues	7,625	7,527	2,581	9,204
Total revenues	1,104,991	724,144	230,394	875,832

Costs and expenses
Cost of coal produced (excluding depreciation, depletion and amortization)	526,984	367,844	117,762	423,995
Cost of coal purchased	14,572	—	7,973	13,541
Transportation	230,052	125,772	37,726	139,659
Depreciation, depletion and amortization	212,640	167,794	39,298	164,212
Contract amortization and write-off	(86,481)	1,408	—	—
Accretion and changes in estimates on asset retirement obligations	(8,516)	2,179	710	3,376
Selling, general and administrative	39,568	23,555	6,554	25,265
Long-lived asset impairments	110,689	42,667	—	74,575
Transition and reorganization costs	—	—	—	6,889
Loss on commodity derivative contracts	—	2,607	1,492	23,752
Other operating (income) expense, net	(19,040)	(13,537)	451	(22,161)
Operating income	84,523	3,855	18,428	22,729
Other expenses
Interest expense, net	146,136	107,904	43,380	149,201
Debt restructuring costs	—	—	—	21,821
Change in fair value of warrants	—	—	(9,278)	17,124
Loss on early extinguishment of debt	—	—	95,510	13,203
Net loss	(61,613)	(104,049)	(111,184)	(178,620)
Less: net income attributable to noncontrolling interests	—	—	—	169
Net loss attributable to limited partner units	$(61,613)	$(104,049)	$(111,184)	$(178,789)

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(25,783)	$(52,143)	$(56,259)	$(90,015)
Subordinated unitholders	$(35,830)	$(51,906)	$(54,925)	$(88,774)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(0.32)	$(0.68)	$(0.85)	$(1.37)
Subordinated unitholders	$(0.55)	$(0.80)	$(0.85)	$(1.37)

Weighted average limited partner units outstanding - basic and diluted:
Common units	80,016	77,145	66,533	65,829
Subordinated units	64,955	64,955	64,955	64,955

Distributions declared per limited partner unit	$0.23	$0.13	$—	$—

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Partners’ Capital (Deficit)

	Limited Partners
	Common	Number of	Subordinated	Number of	Noncontrolling	Total Partners'
	Unitholders	Common Units	Unitholders	Subordinated Units	Interests	Capital (Deficit)
	(In Thousands, Except Unit Data)
Predecessor Balance at January 1, 2016	$186,660	65,192,389	$(166,061)	64,954,691	$(1,716)	$18,883
Net (loss) income attributable to predecessor	(90,015)	—	(88,774)	—	169	(178,620)
Cash distributions	—	—	—	—	(182)	(182)
Deemed distribution - acquisition of variable interest entities	(922)	—	(907)	—	1,729	(100)
Capital contribution from Foresight Reserves LP	525	—	521	—	—	1,046
Equity-based compensation	5,106	—	—	—	—	5,106
Issuance of equity-based awards	—	912,284	—	—	—	—
Distribution equivalent rights on LTIP awards	84	—	—	—	—	84
Net settlement of withholding taxes on issued LTIP awards	(810)	—	—	—	—	(810)
Predecessor Balance at December 31, 2016	$100,628	66,104,673	$(255,221)	64,954,691	$—	$(154,593)
Net loss attributable to predecessor	(56,259)	—	(54,925)	—	—	(111,184)
Issuance of common units to Murray Energy (affiliate)	60,586	9,628,108	—	—	—	60,586
Reclassification of warrants	41,888	—	—	—	—	41,888
Equity-based compensation	318	—	—	—	—	318
Issuance of equity-based awards	—	235	—	—	—	—
Predecessor Balance at March 31, 2017	$147,161	75,733,016	$(310,146)	64,954,691	$—	$(162,985)
Pushdown accounting adjustment	449,308	—	714,170	—	—	1,163,478
Successor Balance at March 31, 2017	$596,469	75,733,016	$404,024	64,954,691	$—	$1,000,493
Net loss attributable to successor	(52,143)	—	(51,906)	—	—	(104,049)
Cash distributions	(9,725)	—	—	—	—	(9,725)
Pushdown accounting adjustment	(113,621)	—	(97,453)	—	—	(211,074)
Conversion of warrants, net	—	1,770,343	—	—	—	—
Equity-based compensation	575	—	—	—	—	575
Issuance of equity-based awards	—	141,130	—	—	—	—
Distribution equivalent rights on LTIP awards	(2)	—	—	—	—	(2)
Net settlement of withholding taxes on issued LTIP awards	(392)	—	—	—	—	(392)
Successor Balance at December 31, 2017	$421,161	77,644,489	$254,665	64,954,691	$—	$675,826
Net loss attributable to successor	(25,783)	—	(35,830)	—	—	(61,613)
Cash distributions	(18,142)	—	—	—	—	(18,142)
Conversion of warrants, net	—	3,107,951	—	—	—	—
Equity-based compensation	729	—	—	—	—	729
Issuance of equity-based awards	—	91,879	—	—	—	—
Distribution equivalent rights on LTIP awards	(85)	—	—	—	—	(85)
Successor Balance at December 31, 2018	$377,880	80,844,319	$218,835	64,954,691	$—	$596,715

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Cash Flows

(In Thousands)

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities
Net loss	$(61,613)	$(104,049)	$(111,184)	$(178,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	212,640	167,794	39,298	164,212
Amortization of debt issuance costs and debt discount	2,716	1,927	6,365	12,580
Contract amortization and write-off	(86,481)	1,408	—	—
Accretion and changes in estimates on asset retirement obligations	(8,516)	2,179	710	3,376
Equity-based compensation	729	575	318	5,106
Settlements and losses on commodity derivative contracts	—	2,435	5,216	36,396
Realized gains on commodity derivative contracts included in investing activities	—	—	(3,520)	—
Insurance proceeds included in investing activities	(42,947)	—	—	—
Change in fair value of warrants	—	—	(9,278)	17,124
Long-lived asset impairments	110,689	42,667	—	74,575
Transition and reorganization expenses paid by Foresight Reserves (affiliate)	—	—	—	2,333
Current period interest expense converted into debt	—	—	—	31,484
Non-cash debt extinguishment expense	—	—	95,510	11,124
Non-cash impact of recording coal inventory to fair value in pushdown accounting	—	8,868	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,910	52	19,695	6,420
Due from/to affiliates, net	(6,565)	(14,321)	(13,157)	12,940
Inventories	(13,712)	4,788	(917)	7,858
Prepaid expenses and other assets	974	(10,535)	(5,117)	5,623
Prepaid royalties	572	1,368	(241)	(15,790)
Commodity derivative assets and liabilities	—	633	(532)	3,938
Accounts payable	23,077	8,363	7,324	5,779
Accrued interest	10,894	8,961	(9,803)	22,905
Accrued expenses and other current liabilities	(12,276)	(11,574)	(3,430)	5,537
Other	276	29	2,393	3,551
Net cash provided by operating activities	133,367	111,568	19,650	238,451
Cash flows from investing activities
Investment in property, plant, equipment and development	(84,147)	(56,547)	(19,908)	(54,584)
Realized gains on commodity derivative contracts	—	—	3,520	—
Insurance proceeds included in investing activities	42,947	—	—	—
Return of investment on financing arrangements with Murray Energy (affiliate)	3,138	2,199	705	2,689
Proceeds from sale of equipment and other	—	—	1,898	4,266
Net cash used in investing activities	(38,062)	(54,348)	(13,785)	(47,629)
Cash flows from financing activities
Borrowings under revolving credit facility	61,000	—	—	—
Payments on revolving credit facility	(24,000)	—	(352,500)	—
Net change in borrowings under A/R securitization program	—	(21,200)	7,000	(26,800)
Proceeds from long-term debt and capital lease obligations	—	—	1,234,438	—
Payments on long-term debt and capital lease obligations	(106,146)	(33,971)	(970,721)	(45,692)
Proceeds from issuance of common units to Murray Energy (affiliate)	—	—	60,586	—
Distributions paid	(18,142)	(9,725)	—	(182)
Debt extinguishment costs	—	—	(57,645)	—
Debt issuance costs paid	—	—	(27,328)	(15,735)
Payments on sale-leaseback and short-term financing arrangements	(9,927)	(4,869)	(1,892)	(3,030)
Net cash used in financing activities	(97,215)	(69,765)	(108,062)	(91,439)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,910)	(12,545)	(102,197)	99,383
Cash, cash equivalents, and restricted cash, beginning of period	2,179	14,724	116,921	17,538
Cash, cash equivalents, and restricted cash, end of period	$269	$2,179	$14,724	$116,921

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

The Partnership operates in a single reportable segment and currently has four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex had been idled since March 2015 due to a combustion event (the “Hillsboro combustion event”). In January 2019, we resumed production at our Hillsboro complex with one continuous miner unit.  See Note 27 for the most recent developments at Hillsboro.  Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern half of the United States, as well as overseas markets. Intercompany transactions are eliminated in consolidation.

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

Shipping and handling costs (e.g., the application of anti-freezing agents) are accounted for as fulfillment costs.  The Partnership includes any fulfillment costs billed to customers as reductions to the corresponding expenses included in cost of coal produced and transportation expense.

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

Allowance for Doubtful Accounts

The Partnership evaluates the need for an allowance for uncollectible receivables based on a review of account balances that are likely to be uncollectible, as determined by such variables as customer creditworthiness, the age of the receivables and disputed amounts. Historically, credit losses have been insignificant. At December 31, 2018 and 2017, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

Inventories, Net

Inventories are valued at the lower of average cost or net realizable value. Parts and supplies inventory consists of spare parts for equipment and supplies used in the mining process. A reserve is established for items determined to be obsolete or in excess of quantities needed. Raw coal represents coal stockpiles that require processing through a preparation plant prior to shipment to a customer. Clean coal represents coal stockpiles that will be sold in its current condition. Coal inventory costs include labor, equipment costs, supplies, transportation costs incurred prior to the transfer of title to customers, depreciation, depletion, amortization and direct mine operating overhead.

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

Prepaid Royalties

Prepaid royalties consist of recoupable minimum royalty payments due under various lease agreements entered into by the Partnership. Prepaid royalties expected to be recouped within one year are classified as current assets in the Partnership’s consolidated balance sheets. The Partnership continually evaluates its ability to recoup prepaid royalty balances, which includes, among other factors, assessing mine production plans, sales commitments, future coal market conditions and remaining years available for recoupment. The contractual recoupment periods on the prepaid royalty balances generally range from five to ten years from the date the minimum royalty was paid. During the year ended December 31, 2016, we established a $74.6 million reserve against our contractual prepaid royalties (see Note 17). Prepaid royalties were adjusted to fair value in accordance with the application of pushdown accounting (see Note 3).

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

Also, in April 2015, American Century Minerals LLC (“American Century Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to American Century Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement. The payments the Partnership receives with respect to the ORRA are reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned.

Property, Plant, Equipment and Development, Net

Property, plant and equipment are recorded at cost. Costs that extend the useful lives or increase the productivity of the assets are capitalized, while normal repairs and maintenance that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Interest costs applicable to major additions are capitalized during the construction period. Interest costs capitalized into property, plant, equipment and development, net for the year ended December 31, 2018, for the period January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to December 31, 2017, and for the year ended December 31, 2016, were $0 million, $0.1 million, $0 million, and $0.5 million, respectively. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Machinery and equipment under capital lease agreements are amortized using the straight-line method over the useful lives of the assets given that, in each case, ownership transfers at the end of the lease terms. The cost of acquiring land (subsidence) rights and mineral rights is amortized using the units-of-production method over the mineral reserves benefited by the costs. The estimated useful lives of machinery and equipment, buildings and structures and other categories are as follows:

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

Impairment of Depreciable Assets

The Partnership records impairment losses on depreciable assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. During year ended December 31, 2018 and the period from April 1, 2017 to December 31, 2017, there was $110.7 million and $42.7 million, respectively, in impairment losses recorded on depreciable assets associated with our Hillsboro mine (see Note 3). There were no impairment losses recorded on depreciable assets during the period January 1, 2017 to March 31, 2017 and the year ended December 31, 2016.

Debt Issuance Costs

The Partnership capitalizes costs incurred in connection with the issuance of debt and the establishment of credit facilities and capital leasing arrangements. Debt financing costs related to revolving credit facilities are recorded as an asset in our consolidated balance sheets and deferred issuance costs related to non-revolving facilities is recorded as a contra to the debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using either the effective interest method or straight-line method, as applicable. The debt financing costs have been adjusted to a fair value of zero as part of pushdown accounting.  Accordingly, there was no amortization expense for the year ended December 31, 2018 and for the period from April 1, 2017 to December 31, 2017 and the unamortized debt issuance costs were $0 as of December 31, 2018 and 2017.  Amortization expense of $2.5 million and $7.5 million is included in interest expense for the period January 1, 2017 to March 31, 2017, and for the year ended December 31, 2016, respectively.

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

Contract-Based Intangibles

The Partnership’s contract-based intangibles, consisting of favorable and unfavorable sales contract assets and liabilities and unfavorable royalty agreement liabilities, are amortized into contract amortization in the consolidated statement of operations. Coal sales contracts are amortized on a per ton basis as coal is sold throughout the term of each individual sales contract, which range from one to three years. Royalty agreements are amortized over a weighted average period of 15.2 years.

Net unfavorable contract-based intangibles were $73.6 million (net of accumulated amortization of $13.4 million) as of December 31, 2018.  The estimated aggregate amortization expense (benefit), net, related to contract-based intangibles to be recognized in each of the years ending December 31 is as follows (in thousands):

2019	$(7,494)
2020	(5,484)
2021	(5,265)
2022	(5,265)
2023	(5,265)
Thereafter	(44,829)

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

Our tax counsel provided an opinion at the time of the IPO that FELP will be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding our classification as a partnership for federal income tax purposes. The Tax Cuts and Jobs Act of 2017 signed into law on December 22, 2017, did not have a material impact on our consolidated financial statements.

Newly Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We adopted ASC 606 as of January 1, 2018 using the modified retrospective approach; therefore, the comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance.  The adoption did not have a material effect on our financial position and results of operations as the timing of revenue recognition related to coal sales remains consistent between ASC 606 and previous revenue recognition guidance. Additionally, there was no cumulative adjustment to partners’ capital as of January 1, 2018. Refer to Note 4 for the additional financial statement disclosures required by ASC 606.

In November 2016, the FASB issued ASU 2016-18, which clarified the presentation requirements of restricted cash within the statement of cash flows. Under ASU 2016-18, the changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively. We adopted this standard during the first quarter of 2018 and this new guidance required adjustments to the presentation of our consolidated statement of cash flows. Refer to Note 5 for the additional financial statement disclosures required by this update.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This standard is effective for fiscal years beginning after December 15, 2017. We adopted this standard as of January 1, 2018 and the new guidance did not have a material impact on our consolidated financial statements

New Accounting Standards Issued and Not Yet Adopted

In February 2016, the FASB updated guidance regarding the accounting for leases (the “New Lease Guidance”). The New Lease Guidance requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The New Lease Guidance also expands the required quantitative and qualitative disclosures surrounding leases. The New Lease Guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We adopted the New Lease Guidance as of January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the adoption date.  The adoption of the New Lease Guidance will result in the addition of approximately $7.0 million to $9.0 million in lease right-of-use assets and lease liabilities on our consolidated balance sheet beginning with 2019 quarterly reporting. The adoption of the New Lease Guidance is not expected to have a material effect on our results of operations and there will be no cumulative adjustment to partners’ capital.  The additional financial statement disclosures are required beginning with 2019 reporting.

3. Recent Transactions and Events

August 2016 Restructuring Transactions

On December 4, 2015, the Delaware Court of Chancery issued a memorandum opinion concluding, among other things, that the purchase and sale agreement between Foresight Reserves and Murray Energy (see Note 17) constituted a change of control under the indenture (the “2021 Senior Notes Indenture”) governing our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) and that an event of default occurred under the 2021 Senior Notes Indenture when we failed to offer to purchase the 2021 Senior Notes on or about May 18, 2015 (the “2015 Delaware Court of Chancery change-of-control litigation”). Because of the existence of “change of control” provisions and cross-default or cross-event of default provisions in our debt agreements, the purchase and sale agreement between Foresight Reserves and Murray Energy also resulted, directly or indirectly, in events of default under FELLC’s credit agreement governing its senior secured credit facilities (the “Credit Agreement”), Foresight Receivables LLC’s securitization program and certain other financing arrangements, including our longwall financing arrangements. The existence of an event of default prohibited us access to borrowings or other extensions of credit under our revolving credit facility and our failure to pay the semi-annual interest payments on the 2021 Senior Notes of $23.6 million due on February 15, 2016 and August 15, 2016 resulted in additional events of default.

On August 30, 2016 (the “2016 Restructuring Closing Date”), we completed a global restructuring of our indebtedness. The restructuring transactions (the “August 2016 Restructuring Transactions”) alleviated existing defaults and events of default across the Partnership’s capital structure that resulted from the 2015 Delaware Court of Chancery change-of-control litigation related to the purchase and sale agreement between Foresight Reserves and Murray Energy. See Notes 12 and 17 for additional discussion on the debt restructuring and certain governance and other matters impacted by the August 2016 Restructuring Transactions.

During the year ended December 31, 2016, we incurred legal and financial advisor fees of $21.8 million related to the above issues, which have been recorded as debt restructuring costs in the consolidated statements of operations. No legal and financial advisor fees were incurred related to the above issues subsequent to December 31, 2016.

March 2017 Refinancing Transactions

On March 28, 2017 (the “2017 Refinancing Closing Date”), FELP completed a series of transactions to refinance certain previously outstanding indebtedness (the “March 2017 Refinancing Transactions”). See Notes 12 and 17 for additional discussion on the debt restructuring and certain governance and other matters impacted by the March 2017 Refinancing Transactions.

During the period January 1, 2017 to March 31, 2017, we incurred charges of $95.5 million related to the above transactions, which have been recorded in loss on early extinguishment of debt in the consolidated statements of operations.

Pushdown Accounting

Pursuant to the acquisition by Murray Energy of the controlling interest in FEGP, management (see Note 1 and Note 17), with the assistance of a third-party valuation firm, has estimated the fair value of FELP’s assets and liabilities as of the Acquisition Date. Given that the valuation performed by the third-party valuation firm was not complete as of the Acquisition Date, the values of certain assets and liabilities were preliminary in nature and were adjusted as additional analysis was performed and as additional information was obtained about the facts and circumstances that existed at the Acquisition Date. As a result, adjustments to this allocation occurred as the valuation and the related pushdown accounting was finalized (such finalization to be completed within one year of the Acquisition Date, per the terms of ASC 805-50-25-4). Adjustments to the fair value of FELP’s asset and liabilities as of the Acquisition Date were recorded during the period in which the adjustment is determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the Acquisition Date (i.e. the historical reported financial statements will not be retrospectively adjusted). Pushdown accounting was finalized during the fourth quarter of 2017.

The fair value of our mineral rights, which are controlled through private coal leases, were established utilizing discounted cash flow (“DCF”) models. The DCF models were based on assumptions market participants would use in the pricing of these assets as well as projections of revenues and expenditures that would be incurred to mine or maintain these coal reserves through the life of mine. Our DCF models assumed that the combustion event at our Hillsboro mine will subside and that production would resume at this mine.  The tax-effected discount rates utilized in the DCF models ranged from 11.5% to 15.5% and the future cash flows were based on our forecast models, which included a variety of estimates and assumptions, such as pricing and demand for coal and expected future capital expenditures. Coal pricing was based principally on third-party forward pricing curves, adjusted for the quality and expected sales point of our coal.

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

(1) – Working capital and other long-term liabilities included liabilities of $16.9 million and $38.9 million, respectively, for certain royalty and transportation executory contracts under which we have contractual future minimum required payments but we did not expect to receive any future economic benefits at the time of the application of pushdown accounting.

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

The fair values of unfavorable sales contracts, net and unfavorable royalty agreements were determined using a DCF model based on the difference between estimated market rates and actual contract rates for each of the respective contracts. The favorable and unfavorable sales contract assets and liabilities are amortized into contract amortization in the consolidated statement of operations on a per ton basis as the coal is sold throughout the term of each individual sales contract, which range from one to three years.  The unfavorable royalty agreement liabilities were originally amortized into contract amortization in the consolidated statement of operations over a weighted average period of 17.2 years.

Hillsboro Impairment

Our Hillsboro mine experienced an underground combustion event beginning in March 2015. Since that time, we have worked closely with the Mine Safety and Health Administration (“MSHA”) and the Illinois Office of Mines and Minerals Mine Safety and Training Division to ensure the safety of our employees throughout the process and to safely resolve any issues associated with the combustion event.

On December 20, 2017, the Partnership submitted a re-entry plan to MSHA for our Hillsboro mine.  The re-entry submission contained a plan for the permanent sealing of the current longwall district immediately upon MSHA’s approval.  In connection with the re-entry plan, certain longwall equipment and other related assets were permanently sealed within and were not recovered from the Hillsboro mine. As a result, the Partnership recorded $42.7 million in impairment losses on these assets during the period from April 1, 2017 to December 31, 2017.

As a result of the matters with WPP LLC (“WPP”) described in Note 24 and additional facts and circumstances arising in early April, on April 11, 2018, we announced that our Hillsboro operation would be closed and certain long-lived assets consisting primarily of mineral reserves and certain buildings and structures, machinery and equipment, and other related assets were not expected to generate future positive cash flows. As the expected future cash flows were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $110.7 million during the year ended December 31, 2018.  The fair values were measured primarily based on an estimate of discounted future cash flows, which are considered Level 3 fair value inputs.

The closure of our Hillsboro operation also resulted in the write-off of the liability associated with the unfavorable royalty agreement included within long-term contract-based intangibles on the consolidated balance sheets.  As a result, we recorded a benefit of $69.1 million during the year ended December 31, 2018.

With the settlement of the matters with WPP described in Note 24, we are currently evaluating our future mining options at the Hillsboro complex. Refer to Note 27 for the most recent developments at the Hillsboro complex.

4. Revenue from Contracts with Customers

Significant Accounting Policy

Revenue is measured based on consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over goods and services to a customer.

Shipping and handling costs (e.g., the application of anti-freezing agents) are accounted for as fulfillment costs. The Partnership includes any fulfillment costs billed to customers as reductions to the corresponding expenses included in cost of coal produced and transportation expense.

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

Disaggregation of Revenue

The following table disaggregates revenue by domestic and international markets:

(Successor)
Year Ended December 31, 2018
(In Thousands)
Coal sales - Domestic	$583,424
Coal sales - International	513,942
Total coal sales	$1,097,366

Contract Balances

The following table provides information about balances associated with contracts with customers:

	(Successor)	(Successor)
	December 31, 2018	December 31, 2017
	(In Thousands)
Receivables - Included in 'Accounts receivable'	$27,521	$31,225
Receivables - Included in 'Due from affiliates - current'	42,234	33,450
Total contract balances	$69,755	$64,675

Contract Costs

The Partnership applies the practical expedient in ASC 340-40-25-4, whereby the Partnership recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Partnership would have recognized is one year or less. These costs are included in selling, general and administrative expenses.

Other Revenues

Other revenues consist primarily of the Transport Lease and the ORRA with Murray Energy (see Note 2 and Note 17). These arrangements are accounted for under guidance contained in ASC 310 Receivables, ASC 360 Property, Plant, and Equipment, and ASC 840 Leases and therefore are outside the scope of ASC 606.

5. Supplemental Cash Flow Information

The following is supplemental information to the consolidated statement of cash flows (in thousands):

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
Supplemental disclosure of cash flow information:
Cash interest paid, net of amount capitalized	$131,145	$91,549	$39,761	$80,542

Supplemental disclosure of noncash investing and financing activities:
Interest converted into debt	$—	$—	$24,211	$49,203
Fair value of warrants issued	$—	$—	$—	$34,045
Noncash capital contribution from Foresight Reserves LP (affiliate)	$—	$—	$—	$1,046
Reclassification of warrant liability to partners' capital	$—	$—	$41,888	$—
Modifications to capital lease obligations	$—	$—	$—	$663
Short-term insurance and vendor financing	$5,375	$6,679	$—	$4,252

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	December 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016	December 31, 2015

Cash and cash equivalents	$269	$2,179	$4,235	$103,690	$17,538
Restricted cash - Included in 'Other prepaid expenses and current assets'	—	—	10,489	10,731	—
Restricted cash - Included in 'Other assets'	—	—	—	2,500	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$269	$2,179	$14,724	$116,921	$17,538

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

6. Transition and Reorganization Costs

In April 2015, in connection with Murray Energy acquiring an ownership interest in the Partnership and its general partner, we entered into a Management Services Agreement (the “MSA”) with Murray American Coal Inc. (the “Manager”), a subsidiary of Murray Energy, with the intent of optimizing and reorganizing certain corporate administrative functions and generating synergies between the two companies through the elimination of headcount and duplicate selling, general and administrative expenses (see Note 17). The costs were primarily comprised of retention compensation to certain employees during the transition period and termination benefits to employees whose positions were eliminated as a result of the MSA. Transition and reorganization costs were comprised of the following for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
	(In Thousands)		(In Thousands)
Retention compensation paid by Foresight Reserves and pushed down to FELP	$—	$—	$—	$2,333
Equity-based compensation	—	—	—	4,315
Legal and other charges	—	—	—	241
Transition and reorganization costs	$—	$—	$—	$6,889

7. Commodity Derivative Contracts

The Partnership has commodity price risk for its coal sales as a result of changes in the market value of its coal. To minimize this risk, we may enter into long-term, fixed price coal supply sales agreements and coal derivative swap contracts.

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, we had outstanding coal derivative swap contracts with financial institutions to fix the selling price on future coal sales. Coal derivative swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments and expected future sales. The coal derivative swap contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the consolidated balance sheets (see Note 19). As of and during the year ended December 31, 2018, we had no coal derivative swap agreements outstanding.

We have diesel fuel price exposure in our transportation and production processes and therefore are subject to commodity price risk as a result of changes in the market value of diesel fuel. During the year ended December 31, 2016, to limit our exposure to diesel fuel price volatility, we had swap agreements with financial institutions which provided a fixed price per unit for the volume of purchases being hedged. As of December 31, 2018, we had no diesel swap agreements outstanding.

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

The settlements of commodity derivative contracts and (loss) gain on commodity derivative contracts for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, are as follows:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
	(In Thousands)		(In Thousands)
Settlements of commodity derivative contracts	$—	$(172)	$3,724	$12,644

(Loss) gain on commodity derivative contracts	$—	$(2,607)	$(1,492)	$(23,752)

We received $0 million, $3.5 million, $0 million, and $0 million in proceeds in the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, respectively, from the settlement of derivatives that were reclassified from an operating cash flow activity to an investing activity in the consolidated statements of cash flows because the derivative contracts were settled prior to the expiration of their contractual maturities and prior to the delivery date of the underlying sales contracts.

8. Accounts Receivable

Accounts receivable consists of the following:

	(Successor)	(Successor)
	December 31, 2018	December 31, 2017
	(In Thousands)
Trade accounts receivable	$27,521	$31,225
Other receivables	4,727	3,933
Total accounts receivable	$32,248	$35,158

9. Inventories, Net

Inventories, net consist of the following:

	(Successor)	(Successor)
	December 31, 2018	December 31, 2017
	(In Thousands)
Parts and supplies	$16,665	$17,196
Raw coal	6,919	5,577
Clean coal	32,940	17,766
Total inventories, net	$56,524	$40,539

10. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	(Successor)	(Successor)
	December 31, 2018	December 31, 2017
	(In Thousands)
Land, land rights and mineral rights	$1,631,939	$1,639,980
Machinery and equipment	589,113	580,649
Machinery and equipment under capital leases	127,064	127,064
Buildings and structures	223,111	221,625
Development costs	41,717	16,644
Other	3,449	3,449
Property, plant, equipment and development	2,616,393	2,589,411
Less: accumulated depreciation, depletion and amortization	(467,824)	(210,806)
Property, plant, equipment and development, net	$2,148,569	$2,378,605

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(Successor)	(Successor)
	December 31, 2018	December 31, 2017
	(In Thousands)
Employee compensation, benefits and payroll taxes	$16,270	$14,236
Freight and transportation	4,010	7,783
Liquidated damages (non-affiliate), net	387	1,881
Litigation reserve	1,311	700
Royalties (non-affiliate)	7,376	6,442
Royalty and transportation contracts (1)	24,098	16,948
Taxes other than income	7,274	7,453
Other	6,740	6,999
Total accrued expenses and other current liabilities	$67,466	$62,442

(1)

Consists of the current portion of certain royalty and transportation executory contracts under which we have contractual future minimum required payments but we did not expect to receive any future economic benefits at the time of the application of pushdown accounting (see Note 3). The total liability associated with such contracts, with the noncurrent portion included within other long-term liabilities on the consolidated balance sheets, was $34.8 million and $43.6 million as of December 31, 2018 and 2017, respectively.

12. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	(Successor)	(Successor)
	December 31, 2018	December 31, 2017
	(In Thousands)
New Term Loan due 2022	$762,906	$818,813
2023 Second Lien Notes	425,000	425,000
Revolving Credit Facility ($170.0 million capacity)	37,000	—
5.78% longwall financing arrangement	9,338	28,012
5.555% longwall financing arrangement	10,845	30,937
Capital lease obligations	13,906	25,378
Total principal outstanding on long-term debt and capital lease obligations	1,258,995	1,328,140
Unamortized deferred financing costs and debt discounts	(10,892)	(13,608)
Total long-term debt and capital lease obligations	1,248,103	1,314,532
Less: current portion	(53,709)	(109,532)
Non-current portion of long-term debt and capital lease obligations	$1,194,394	$1,205,000

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

As of December 31, 2018, $762.9 million in principal was outstanding under the New Term Loan, there was $37.0 million in borrowings outstanding under our Revolving Credit Facility, and available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $12.3 million, was $120.7 million.

During the year ended December 31, 2018, we prepaid $53.8 million of outstanding borrowings under the Excess Cash Flow Provisions of the New Credit Facilities from cash flow generated in 2017.  As of December 31, 2018, we are required to prepay $19.6 million of outstanding borrowings under the Excess Cash Flow Provisions of the New Credit Facilities from cash flow generated in 2018.  Accordingly, this amount has been included in the current portion of long-term debt and capital lease obligations on our consolidated balance sheets as of December 31, 2018.

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

As of December 31, 2018, $425.0 million in principal was outstanding under the 2023 Second Lien Notes.

Longwall Financing Arrangements and Capital Lease Obligations

In January 2010, Sugar Camp Energy LLC entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing arrangement is collateralized by the longwall mine equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. On the 2016 Restructuring Closing Date, we entered into an amendment to the 5.78% longwall financing credit agreement under which the lenders waived the existing defaults and the maturity date was accelerated by one year by increasing the last three semi-annual amortization payments. The new maturity date of the 5.78% longwall financing arrangement is June 2019. In addition, the senior secured leverage ratio financial maintenance covenant was amended to be consistent with the Amended Credit Agreement. The outstanding balance as of December 31, 2018 was $9.3 million.

In May 2010, Hillsboro Energy LLC entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing arrangement is collateralized by the longwall mine equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. On the 2016 Restructuring Closing Date, we entered into an amendment to the 5.555% longwall financing credit agreement under which the lenders waived the existing defaults and the maturity date was accelerated by one year by increasing the last four semi-annual amortization payments. The new maturity date of the 5.555% longwall financing arrangement is September 2019. In addition, the senior secured leverage ratio financial maintenance covenant was amended to be consistent with the Amended Credit Agreement. The outstanding balance as of December 31, 2018 was $10.8 million.  Due to the receipt of payments from our insurance companies during the second quarter 2018, we prepaid approximately $4.6 million of principal on the 5.555% longwall financing arrangement during the third quarter 2018.

In November 2014, the Partnership entered into a sale-leaseback financing arrangement with a financial institution under which it sold a set of longwall shields and related equipment to a financial institution for $55.9 million and leased the shields back under three individual leases. We account for these leases as capital lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. In connection with the August 2016 Restructuring Transactions, we also executed waivers to cure outstanding defaults under the master lease agreements to our capital lease obligations. These waivers, among other things, ratified the existing terms of each applicable equipment financing agreement, provided the lessor with a waiver fee equal to one hundred basis points of the outstanding amount due under the agreement, increased the interest rate by one percent per annum, and, with respect to certain arrangements, released the lessor from any claims that such parties may have against the lessor with respect to the lease. These capital lease obligations bear interest at 5.762% and principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. As of December 31, 2018, $13.9 million was outstanding under these capital lease obligations.

Trade Accounts Receivable Securitization Program

In January 2015, Foresight Energy LP and certain of its wholly-owned subsidiaries, entered into a $70 million receivables securitization program (the “Securitization Program”). Under this Securitization Program, our subsidiaries sold all of their customer trade receivables (the “Receivables”), on a revolving basis, to Foresight Receivables LLC, a wholly-owned and consolidated special purpose subsidiary of Foresight Energy LP (the “SPV”). The SPV then pledged its interests in the Receivables to the securitization program lenders, which made loans to the SPV. When cash was collected from customers on the Receivables, it was temporarily held in a restricted cash account for a short duration and then was transferred to an unrestricted cash account, subject to the sufficiency of our borrowing base and certain other contractual provisions. The Securitization Program had an original three-year maturity scheduled to expire on January 12, 2018. The borrowings under the Securitization Program were variable-rate and also carried commitment fee for unutilized commitments.

In August 2016, we entered into an amended and restated receivables financing agreement pursuant to which commitments under the facility were reduced to $50.0 million. We recorded a loss on extinguishment of debt charge of $0.1 million to write-off a portion of the deferred debt issue costs for the reduction in commitments as part of a forbearance agreement with the lenders. The Securitization Program was terminated in December 2017.

Maturity Tables

The following summarizes the contractual principal maturities of long-term debt and capital lease obligations as of December 31, 2018:

	Long-Term Debt	Capital Lease Obligations
	(In Thousands)
2019 (1)	$39,803	$13,906
2020	—	—
2021	37,000	—
2022	743,286	—
2023	425,000	—
Thereafter	—	—
Total	$1,245,089	$13,906

(1)

Included in principal maturities of long-term debt for 2019 is $19.6 million we are required to prepay under the Excess Cash Flow Provisions of the New Credit Facilities from cash flow generated in 2018.

The aggregate amounts of remaining minimum lease payments, including interest, on the Partnership’s capital lease obligations for 2019 are $14.4 million.

13. Sale-Leaseback Financing Arrangements

Macoupin Energy Sale-Leaseback Financing Arrangement

In January 2009, Macoupin entered into a sales agreement with WPP, LLC (“WPP”) and HOD, LLC (“HOD”) (subsidiaries of Natural Resource Partners LP (“NRP”)) to sell certain mineral reserves and rail facility assets (the “Macoupin Sales Arrangement”). NRP was an affiliate of the Partnership (see Note 17). Macoupin received $143.5 million in cash in exchange for certain mineral reserve and transportation assets. Simultaneous with the closing, Macoupin entered into a lease with WPP for mining the mineral reserves (the “Mineral Reserves Lease”) and with HOD for the use of the rail loadout and rail loop (the “Macoupin Rail Loadout Lease” and the “Rail Loop Lease,” respectively). The Mineral Reserves Lease is a 20-year noncancelable lease that contains renewal elections for six additional five-year terms. The Macoupin Rail Loadout Lease and the Rail Loop Lease are 99 year noncancelable leases. Under the Mineral Reserves Lease, Macoupin makes monthly payments equal to the greater of $5.40 per ton or 8.00% of the sales price, plus $0.60 per ton for each ton of coal sold from the leased mineral reserves, subject to a minimum royalty of $4.0 million per quarter through December 31, 2028. After the initial 20-year term, the annual minimum royalty is $10,000 per year. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty under the Mineral Reserves Lease and tonnage fees paid under the Macoupin Rail Loadout and Rail Loop Leases discussed below exceed $4.0 million, Macoupin may generally recoup any unrecouped quarterly payments made during the preceding 20 quarters on a first paid, first recouped basis. The Macoupin Rail Loadout Lease and Rail Loop Lease require an aggregate payment of $3.00 ($1.50 for the rail loop facility and $1.50 for the rail load-out facility) for each ton of coal loaded through the facility for the first 30 years, up to 3.4 million tons per year. After the initial 30-year term, Macoupin would pay an annual rental payment of $20,000 per year for usage of the rail loadout and rail loop. The Macoupin Sales Arrangement, Mineral Reserves Lease, Macoupin Rail Loadout Lease and Rail Loop Lease are collectively accounted for as a financing arrangement (the “Macoupin Sale-Leaseback”). This financing arrangement is recourse to Macoupin and not recourse to Foresight Energy LP or any of its other subsidiaries.

The Macoupin Sale-Leaseback was adjusted to fair value as of the Acquisition Date as part of pushdown accounting (see Note 3). At December 31, 2018 and 2017, the carrying value of the Macoupin Sale-Leaseback was $131.4 million and $133.2 million, respectively. The effective interest rate on the financing obligation was 14.8% and 14.8% as of December 31, 2018 and 2017, respectively. Interest expense was $18.4 million, $4.6 million, $14.0 million, and $16.3 million for the year ended December 31, 2018, the period from January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, respectively. As of December 31, 2018 and 2017, interest of $0.5 million and $0.1 million, respectively, was accrued in the consolidated balance sheets for the Macoupin Sale-Leaseback.

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

The Sugar Camp Sale-Leaseback was adjusted to fair value as of the Acquisition Date as part of pushdown accounting (see Note 3). At December 31, 2018 and 2017, the carrying value of the Sugar Camp Sale-Leaseback was $65.1 million and $67.5 million, respectively. The effective interest rate on the financing, which is derived from the timing and tons of coal to be mined as set forth in the current mine plan and the related cash payments, was 8.1% and 8.4% at December 31, 2018 and 2017, respectively. Interest expense recorded on the Sugar Camp Sale-Leaseback was $5.1 million, $1.7 million, $4.1 million, and $7.8 million for the year ended December 31, 2018, the period from January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, respectively. As of December 31, 2018 and 2017, interest of $0.2 million and $0 million, respectively, was accrued in the consolidated balance sheets for the Sugar Camp Sale-Leaseback.

Maturity Tables

The following summarizes the maturities of expected principal payments, based on current mine plans, on the Partnership’s sale-leaseback financing arrangements, and accrued interest at December 31, 2018:

	Sale-Leaseback Financing Arrangements	Accrued Interest
	(In Thousands)
2019	$6,629	$702
2020	6,486	—
2021	7,609	—
2022	9,032	—
2023	9,955	—
Thereafter	156,773	—
Total	$196,484	$702

The aggregate amounts of remaining minimum lease payments on the Partnership’s sale-leaseback financing arrangements are $226.3 million. Minimum payments from 2019 through 2023 are as follows:

	2019	2020	2021	2022	2023
Minimum lease payments	$21,000	$21,000	$21,000	$21,000	$21,000

14. Contractual Arrangements and Operating Leases

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

The following table presents future minimum payments, by year, required under contractual royalty and throughput arrangements with related entities and third parties as of December 31, 2018:

	Royalties – Third Party	Royalties – Related Party	Transportation Minimums – Third Party
	(In Thousands)
2019	$22,671	$28,000	$54,380
2020	22,671	2,000	55,780
2021	21,838	2,000	53,300
2022	21,004	—	36,400
2023	21,004	—	13,250
Thereafter	193,173	—	5,575
Total	$302,361	$32,000	$218,685

The following presents future minimum lease payments, by year, required under noncancelable operating leases with initial terms greater than one year, as of December 31, 2018:

	Operating Leases – Third Party	Operating Leases – Related Party
	(In Thousands)
2019	$3,500	$292
2020	1,831	292
2021	1,057	290
2022	181	140
2023	181	128
Thereafter	1,656	1,031
Total	$8,406	$2,173

Total rental expense from operating leases for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016 was $15.6 million, $2.6 million, $10.7 million, and $12.4 million, respectively. Included in rental expense is $11.4 million, $2.1 million, $7.6 million, and $8.5 million for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, respectively, of contingent rental payments to Williamson Transport, a subsidiary of NRP, for the rail loadout facility at Williamson Energy. We pay contingent rental fees, net of a fixed per ton amount received for maintaining the facility, on each ton of coal passed through the rail loadout facility.

15. Asset Retirement Obligations

The change in the carrying amount of asset retirement obligations was as follows:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
	(In Thousands)		(In Thousands)
Balance at beginning of period (including current portion)	$44,071	$45,605	$44,917	$43,295
Accretion expense	2,433	2,179	710	3,376
Adjustments for liabilities incurred or changes in estimates(1)	541	(1,748)	—	(1,283)
Expenditures for reclamation activities	(1,501)	(1,965)	(111)	(471)
Other	—	—	89	—
Balance at end of period (including current portion)	45,544	44,071	45,605	44,917
Less: current portion of asset retirement obligations	(6,578)	(4,416)	(8,167)	(7,273)
Noncurrent portion of asset retirement obligations	$38,966	$39,655	$37,438	$37,644

(1)

As a result of the Hillsboro impairment (see Note 3), the timing of the estimated asset retirement obligations related to Hillsboro was accelerated in April 2018. The acceleration resulted in an increase to the retirement obligation and related asset balance on the consolidated balance sheet. The related asset was written off and included within the impairment charge recognized at that time. Subsequent to the settlement of the litigation related to Hillsboro (see Note 24), the timing of the estimated retirement obligations was reassessed. The reassessment resulted in a change in estimate of $10.9 million that has been reflected as a reduction in the asset retirement obligation and is recognized in accretion and changes in estimates on asset retirement obligations on the consolidated statement of operations for the year ended December 31, 2018.

The credit-adjusted, risk-free interest rates used in determining the asset retirement obligations were 11.4%, 9.8%, 7.5% and 8.5% at December 31, 2018, December 31, 2017, March 31, 2017, and December 31, 2016, respectively.

16. Coal Workers’ Pneumoconiosis and Workers’ Compensation

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

Our liability for CWP benefits was estimated by an independent actuary based on assumptions regarding medical costs, allocated loss adjustment expense, claim development patterns and interest rates. For the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, we recorded CWP expense/(benefit) of $0.4 million, $0.2 million, $0.1 million, and $(0.4) million, respectively, and have an aggregate CWP liability of $2.7 million and $2.4 million recorded in the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Our liability for workers compensation benefits was determined by a third-party administrator based on actual claims incurred and the expected development of those claims and claims incurred but not yet reported. For the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, we recorded workers’ compensation claim expense of $4.2 million, $0.7 million, $2.3 million, and $3.9 million, respectively, and have a workers’ compensation liability of $5.8 million and $4.6 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

17. Related-Party Transactions

Overview

Affiliated entities of FELP principally include: (a) Murray Energy, owner of a 80% interest in our general partner (effective March 28, 2017), owner of all of the outstanding subordinated limited partner units, and owner of approximately 12% of the outstanding common limited partner units (b) Foresight Reserves, its affiliates, and other entities owned and controlled by Chris Cline, the former majority owner and former chairman of our general partner and (c) through May 8, 2017, Natural Resource Partners LP (“NRP”) and its affiliates, for which Chris Cline directly and indirectly beneficially owned a 31% and 4% interest in the general and limited partner interests of NRP, respectively. On May 9, 2017, the affiliate owned by Chris Cline sold its holdings in NRP’s general partner.  As a result, NRP and its affiliates were not treated as related parties after May 8, 2017. We routinely engage in transactions in the normal course of business with Murray Energy and its subsidiaries, Foresight Reserves and its affiliates, and NRP and its affiliates. These transactions include, among others, production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases and sale-leaseback financing arrangements. We also acquire mining equipment from subsidiaries of Murray Energy.

Limited Partnership Agreement

FEGP manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to December 31, 2018.

Transactions with Murray Energy and Affiliates

Murray Energy Investments

In April 2015, Murray Energy and Foresight Reserves executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and nearly 50% of the outstanding limited partner units in FELP, including all of the outstanding subordinated units. On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to us in exchange for 9,628,108 common units of FELP. On March 28, 2017, following completion of the Refinancing Transactions, Murray Energy exercised its FEGP Option to acquire an additional 46% voting interest in FEGP from Foresight Reserves and a former member of management pursuant to the terms of an option agreement, dated April 16, 2015, among Murray Energy, Foresight Reserves and a former member of management, as amended, thereby increasing Murray Energy’s voting interest in FEGP to 80%. The aggregate exercise price of the FEGP Option was $15 million. FEGP has continued to govern the Partnership subsequent to this transaction. Murray Energy was also a holder of 17,556 of FELP’s outstanding warrants. All outstanding warrants held by Murray Energy were exercised during the period from April 1, 2017 to December 31, 2017.

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

Murray Energy Management Services Agreement

In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provided certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. Upon the exercise of the FEGP Option, the General Partner entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments (currently $5.1 million per quarter as of December 31, 2018).

Murray Energy Transport Lease and Overriding Royalty Agreements

In April 2015, a subsidiary of FELP, American Transport, entered into a purchase and sale agreement with a subsidiary of Murray Energy pursuant to which certain mining and transportation assets were sold to American Transport for $63.0 million.  Concurrent with the purchase and sale agreement, American Transport entered into the Transport Lease with the subsidiary of Murray Energy in which American Transport receives a fee for every ton of coal mined, processed and/or transported using the leased assets.  Refer to Note 2 for additional information on the Transport Lease.  The total remaining minimum payments under the Transport Lease was $77.9 million at December 31, 2018, with unearned income equal to $25.1 million. As of December 31, 2018, the outstanding Transport Lease financing receivable was $52.8 million, of which $3.2 million was classified as current in the consolidated balance sheet.

In April 2015, a subsidiary of FELP, American Century Minerals, entered into the ORRA with subsidiaries of Murray Energy in which the subsidiaries of Murray Energy granted American Century Minerals an overriding royalty interest for each ton of coal mined, removed, and sold from certain coal reserves for $12.0 million.  Refer to Note 2 for additional information on the ORRA.  The total remaining minimum payments under the ORRA was $28.1 million at December 31, 2018, with unearned income equal to $16.9 million. As of December 31, 2018, the outstanding ORRA financing receivable was $11.3 million, of which $0.2 million was classified as current in the consolidated balance sheet.

Coals Sales and Purchases with Murray Energy and Affiliates

We sell coal to Javelin Global Commodities (“Javelin”), which is an international commodities marketing and trading joint venture owned by Murray Energy, Uniper (formerly E.ON Global Commodities SE), and management of Javelin. We incur sales and marketing expenses on export sales to Javelin.  In addition, we are responsible for transportation costs on certain export sales to Javelin.  As of December 31, 2018, we had commitments to sell $378.4 million in coal to Javelin, based on fixed and market estimated future selling prices.

From time to time, we also purchase and sell coal to Murray Energy and its affiliates to, among other things, meet each of our customer contractual obligations.

Murray Energy Transportation Arrangements

Murray Energy may transport coal under our transportation agreement with a third-party rail company, resulting in usage fees owed to the third-party rail company by the Partnership.  These usage fees are billed to Murray Energy, resulting in no impact to our consolidated statements of operations. The usage of the railway line with this third-party rail company by Murray Energy counts towards the minimum annual throughput volumes with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.  There were no usage fees during the year ended December 31, 2018.  During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016 such usage fees totaled $0.2 million, $1.0 million, and $4.1 million, respectively.

Beginning in 2017, we have an arrangement with Murray Energy whereby we utilized capacity on a Murray Energy transloading contract with a third-party, thereby allowing Murray Energy to reduce its exposure to certain contractual liquidated damage charges. To compensate the Partnership for the reduced contractual liquidated damages, Murray Energy reimbursed the Partnership $12.6 million and $0.8 million for the year ended December 31, 2018 and the period April 1, 2017 to December 31, 2017, respectively. The amounts are included in transportation on the consolidated statements of operations.

Similarly, beginning in 2018 we have an arrangement in which Murray Energy utilized capacity within our transportation network, thereby reducing our exposure to certain contractual liquidated damage charges. To compensate Murray Energy for our reduced contractual liquidated damages, we reimbursed Murray Energy $1.4 million for the year ended December 31, 2018. The amounts are included in transportation on the consolidated statements of operations.

We earn terminal revenues for Murray Energy’s occasional usage of our Sitran transloading facility.

Other Murray Energy Transactions

We regularly purchase equipment, supplies, and rebuild and other services from affiliates of Murray Energy. On occasion, our subsidiaries provide similar services to affiliates of Murray Energy.

From time to time, we also reimburse Murray Energy for costs paid by them on our behalf, including certain insurance premiums.

Transactions with Foresight Reserves and Affiliates

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

We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, assessing mine production plans, our access to capital markets, sales commitments, current and forecasted future coal market conditions, the time necessary to obtain required permits and the remaining years available for recoupment. Prepaid royalties between Colt and our Hillsboro and Macoupin subsidiaries were adjusted to fair value in accordance with the application of pushdown accounting (see Note 3).

Other Foresight Reserves Transactions

We are party to two surface leases in relation to the coal preparation plant and rail loadout facility at Williamson with New River Royalty, a subsidiary of Foresight Reserves. The primary terms of the leases expire on October 15, 2021, but may be extended by New River Royalty for additional five-year terms under the same terms and conditions until all of the merchantable and mineable coal has been mined and removed from Williamson. Williamson is required to pay aggregate rent of $100,000 per year to New River Royalty under the leases. Williamson Transport (and affiliate of NRP – see below) has the option to purchase any property optioned under the leases if Williamson does not perform its purchase obligation within fifteen days of receiving notice of its purchase obligation. Our Sitran terminal also leases land with New River Royalty for $50,000 per year under a lease that expires in 2020, and which can be extended at the option of the lessee in five year increments.

We are party to a surface lease at our Sitran terminal with New River Royalty. The annual lease amount is $50,000 and the primary term of the lease expires on December 31, 2020, but it may be extended at the election of Sitran for successive five year periods.

We are also party to various land easements and similar agreements with New River Royalty with varying terms and renewal options. Annual lease amounts on these arrangements are not significant individually or in aggregate.

During the period January 1, 2017 to March 31, 2017, and the year ended December 31, 2016, we purchased $1.7 million and $6.6 million, respectively, in mining supplies from an affiliated joint venture under a supply agreement entered into in May 2013 (see Note 18). The joint venture was no longer an affiliate subsequent to March 31, 2017.

Reserves Investor Group

The Reserves Investor Group includes Christopher Cline, the Cline Resource and Development Company (“CRDC”), the four trusts established for the benefit of Mr. Cline’s children (the “Cline Trust”), and certain other limited liability companies owned or controlled by individuals with limited partner interests in Foresight Reserves through indirect ownership. Concurrent with and subsequent to the March 2017 Refinancing Transactions, CRDC and the Cline Trust acquired investments in our Term Loan due 2022 and our Second Lien Notes due 2023 on consistent terms as the unaffiliated owners of these notes. In the fourth quarter of 2018, CRDC purchased the Second Lien Notes due 2023 previously held by the Cline Trust.

As of December 31, 2018, CRDC owned $9.9 million and $25.0 million of the outstanding principal on our Term Loan due 2022 and our Second Lien Notes due 2023, respectively.

As of December 31, 2018, the Cline Trust owned $9.9 million of the outstanding principal on our Term Loan due 2022. The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of December 31, 2018.

Transactions with NRP and Affiliates

Mineral Reserve Leases

We also lease mineral reserves under lease agreements with subsidiaries of NRP, including WPP, HOD, and Independence Energy, LLC (“Independence”). The initial terms of these agreements vary, however, each carries an option by the lessee to extend the leases until all merchantable and mineable coal has been mined and removed. Royalty payments under these arrangements are generally determined based on the greater of a minimum per ton amount (ranging from $2.50 per ton to $5.40 per ton) or a percentage of the gross sales price (generally 6.0% - 9.0%), as defined in the respective agreements. We are also subject under certain of these mineral reserve agreements to overriding royalties and/or wheelage fees. Our mineral reserve leases with NRP subsidiaries also require minimum quarterly or annual royalties which are generally recoupable on future tons mined and sold during the preceding five-year period from the excess tonnage royalty payments on a first paid, first recouped basis.

During the year ended December 31, 2016, we established a $34.0 million reserve against contractual prepaid royalties between Hillsboro and WPP given that the recoupment of these prior minimum royalty payments was improbable given the remaining recoupment period available and the Hillsboro combustion event, which had idled this mine since March 2015. Prepaid royalties were adjusted to fair value in accordance with the application of pushdown accounting (see Note 3).  Furthermore, the settlement of litigation matters with subsidiaries of NRP in October 2018 (see Note 24) eliminated the recoupability of these prior minimum royalty payments. WPP is not considered a related party after May 8, 2017.

Other NRP Transactions

Williamson leases property from Williamson Transport, an affiliate of NRP, under two surface leases with initial terms through October 15, 2031 and an option to extend the leases in five-year increments until all the coal leased from an NRP affiliate is mined on Williamson’s premises. Williamson Transport has the option to put the land to Williamson for its fair market value as determined by an independent appraiser at any time during the lease term. Additionally, under a separate lease with an initial term through March 12, 2018, Williamson pays $5,000 per year for use of the premises and a fee for each ton of coal produced at Williamson that is loaded through the Williamson rail loadout facility. This fee is currently either $0.65 per ton or $1.8828 per ton depending upon the location of the reserves from which the coal was produced. Williamson Transport may elect to renew or extend the sublease for successive five-year periods. If Williamson Transport elects not to renew the sublease, Williamson has the option to buy the Williamson rail loadout facility for its fair market value as determined by an independent appraiser. Williamson receives a fee of $0.25 per ton from Williamson Transport for each ton of coal that is loaded through the Williamson rail loadout facility in exchange for operating the loadout.

The following table presents the affiliate amounts included in our consolidated balance sheets:

Affiliated Company	Balance Sheet Location	December 31, 2018	December 31, 2017
		(In Thousands)
Murray Energy and affiliated entities (1)	Due from affiliates - current	$49,613	$37,685

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$3,392	$3,138

Murray Energy and affiliated entities	Due from affiliates - noncurrent	$—	$947

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$60,705	$64,097

Foresight Reserves and affiliated entities	Prepaid royalties - current and noncurrent	$2,000	$4,000

Murray Energy and affiliated entities (1)	Due to affiliates - current	$15,924	$11,591
Foresight Reserves and affiliated entities	Due to affiliates - current	1,816	1,733
Total due to affiliates - current		$17,740	$13,324

(1) – Includes amounts due to / from Javelin, a joint venture partially owned by Murray Energy.

A summary of (income) expenses incurred with affiliated entities is as follows for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
	(In Thousands)		(In Thousands)
Transactions with Murray Energy and Affiliated Entities (including Javelin)
Coal sales (1)	$(483,113)	$(215,589)	$(60,749)	$(58,395)
Purchased coal (5)	$14,572	$—	$7,973	$13,541
Transport Lease revenues (2)	$(5,209)	$(5,069)	$(1,592)	$(5,880)
ORRA revenues (2)	$(2,372)	$(1,645)	$(763)	$(2,098)
Terminal revenues (2)	$(44)	$(813)	$(226)	$(1,226)
Transportation services on certain export sales (6)	$10,247	$3,660	$525	$789
Sales and marketing expenses (7)	$6,981	$2,754	$692	$216
Goods and services purchased (4)	$17,632	$11,740	$2,061	$8,305
Goods and services provided (2)	$(181)	$(200)	$(100)	$(900)
Management services (7)	$16,894	$11,873	$2,547	$8,919
Transactions with Foresight Reserves and Affiliated Entities
Royalty expense (3)	$33,071	$24,199	$1,521	$13,921
Land leases (3), (6)	$210	$123	$57	$177
Transactions with NRP and Affiliated Entities
Royalty expense (3) — through April 30, 2017	n/a	$710	$3,669	$17,606
Loadout services (3) — through April 30, 2017	n/a	$746	$2,134	$8,510
Sales-leaseback interest expense (8) — through April 30, 2017	n/a	$2,012	$6,244	$24,089

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

(4) – Cost of coal produced (excluding depreciation, depletion and amortization) and property, plant and equipment, as applicable

(5) – Cost of coal purchased

(6) – Transportation

(7) – Selling, general and administrative

(8) – Interest expense, net

The contractual commitment tables for operating leases and royalty agreements with affiliated parties are disclosed in Note 14. The contractual commitment tables for sales-leaseback arrangements with affiliated parties are disclosed in Note 13.

For the period from April 1, 2017 to December 31, 2017, transactions with NRP and affiliated entities are only included in the table above through April 30, 2017 as a result of NRP no longer being an affiliate subsequent to Chris Cline’s affiliate selling its interest in NRP’s general partner on May 8, 2017.

18. Variable Interest Entities (VIEs)

Our financial statements have historically included VIEs for which the Partnership or one of its subsidiaries was the primary beneficiary. Among those VIEs consolidated by the Partnership and its subsidiaries were Mach Mining, LLC; M-Class Mining, LLC; MaRyan Mining LLC; Patton Mining LLC; Viking Mining LLC; Coal Field Construction Company LLC; Coal Field Repair Services LLC; Logan Mining LLC; and LD Labor Company LLC (collectively, the “Contractor VIEs”). Each of the Contractor VIEs held a contract to provide one or more of the following services to a Partnership subsidiary: contract mining, processing and loading services, or construction and maintenance services. The Contractor VIEs generally received a nominal per ton fee ($0.01 to $0.02 per ton) above its cost of operations as compensation for services performed. All of these entities were determined not to have sufficient equity at risk and were therefore VIEs. The Partnership was determined to be the primary beneficiary of each of these entities given it controlled these entities under a contractual cost-plus arrangement. During the year ended December 31, 2016, in aggregate, the Contractor VIEs earned income of $0.2 million under the contractual arrangements with the Partnership which was classified as net income attributable to noncontrolling interests in the consolidated statements of operations.

On August 1, 2016, we acquired 100% of the outstanding equity units in each of the Contractor VIEs for aggregate cash consideration of $0.1 million. Because the Contractor VIEs have historically been consolidated as VIEs, and therefore represented entities under common control, the cash proceeds paid in excess of the net book values of the Contractor VIEs on the acquisition date was recorded as a deemed distribution in the statement of partners’ capital (deficit). We have not experienced any material changes to our operations from the acquisitions of the Contractor VIEs.

In January 2016, we contributed $2.5 million to a new entity, Foresight Surety LLC (“Foresight Surety”), whose purpose was to obtain and maintain a letter of credit for the benefit of one of our surety bond providers. We held all of the economic units of Foresight Surety and a professional service provider with which we have had a long-standing relationship held all of its voting rights. Foresight Surety is a VIE given that the holder of all of the economic rights has no ability to exercise power over it. We were determined to be the primary beneficiary of Foresight Surety, and therefore consolidated Foresight Surety, as the professional service provider with all of the voting rights was determined to be acting as our de facto agent and therefore we would aggregate voting power. In February 2016, Foresight Surety obtained a $2.5 million letter of credit with a lender for the benefit of one of our surety bond providers. The letter of credit was secured by the $2.5 million of cash we contributed to Foresight Surety. The $2.5 million was considered restricted cash and therefore included in long term other assets on our consolidated balance sheet. Concurrent with the March 2017 Refinancing Transaction the restrictions were lifted and the amount was reclassified to cash and cash equivalents.

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

In May 2013, an affiliate owned by The Cline Group and a third-party supplier of mining supplies formed a joint venture whose purpose is the manufacture and sale of supplies primarily for use by the Partnership in the conduct of its mining operations. The agreement obligated the Partnership’s coal mines to purchase at least 90% of their aggregate annual requirements for certain mining supplies from the supplier parties, subject to exceptions as set forth in the agreement. The initial term of the amended agreement was five years and expired in April 2018. The supplies sold under this arrangement resulted in an agreed-upon fixed profit percentage for the joint venture. This joint venture was determined to be a VIE given that the equity holders do not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the joint venture as a result of the Partnership effectively guaranteeing a fixed-profit percentage on the supplies it purchases from the joint venture. We are not the primary beneficiary of this joint venture and, therefore, do not consolidate the joint venture, given that the power over the joint venture is conveyed through the board of directors of the joint venture and no party controls the board of directors. The joint venture was no longer an affiliate subsequent to March 31, 2017, due to The Cline Group disposing of its interest in the joint venture.

19. Fair Value of Financial Instruments

The Partnership has no financial assets and liabilities for which fair value is measured on a recurring basis as of December 31, 2018 and 2017, respectively.  The Partnership’s commodity derivative contracts were valued based on direct broker quotes and corroborated with market pricing data. During the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, there were no assets or liabilities that were transferred between Level 1 and Level 2.

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

On the 2017 Refinancing Closing Date, as a result of the March 2017 Refinancing Transactions, the Warrants became exercisable by the holders thereof at an exchange rate of approximately 12.8 common units of FELP at an initial exercise price of $0.8928 per common unit, in each case subject to adjustment. As of December 31, 2018, the Warrants are exercisable at an exchange rate of approximately 14.0 common units of FELP at an exercise price of $0.8143 per common unit.

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

Upon the Note Redemption on the 2017 Refinancing Closing Date, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital, and therefore, were not remeasured at fair value after the 2017 Refinancing Closing Date. As of December 31, 2018, there are 51,480 Warrants outstanding and exercisable into common units of FELP.

Long-Term Debt

The fair value of long-term debt as of December 31, 2018 and 2017 was $1,166.6 million and $1,178.1 million, respectively. The fair value of long-term debt was calculated based on (i) quoted prices in markets that are not active and (ii) the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. These are considered Level 2 and Level 3 fair value measurements, respectively.

20. Partners’ Capital

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

Incentive Distribution Rights (“IDRs”)

Our IDRs are held by Murray Energy, and Foresight Reserves. IDRs represent the right to receive an increasing percentage of quarterly distributions from operating surplus after the MQD and the target distribution levels (described below) have been achieved. The IDRs may transfer separately from any general partner interest, subject to restrictions in our partnership agreement. The IDR holders will have the right, subsequent to the subordination period and subject to distributions exceeding the MQD by at least 150% for four consecutive quarters, to reset the target distribution levels and receive common units.

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

Equity Contributions and Distributions

The follow table summarizes the quarterly distribution paid per limited partner unit (except as noted) during the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
	(Per limited partner unit, except as noted)		(Per limited partner unit, except as noted)
First Quarter	$0.0565	n/a	$—	$—
Second Quarter	$0.0565	$—	n/a	$—
Third Quarter	$0.0565	$0.0647	n/a	$—
Fourth Quarter	$0.0565	$0.0605	n/a	$—

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

21. Equity-Based Compensation

Long-Term Incentive Plan

The Partnership has adopted a Long-Term Incentive Plan ("LTIP" or the “Plan”) for employees, directors, officers and certain key third-parties (collectively, the "Participants"). The Plan allows for the issuance of equity-based compensation in the form of phantom units, unit awards, unit options, unit appreciation rights, restricted units, other unit-based awards, distribution equivalent rights, performance awards, and substitute awards to Participants. The LTIP awards granted thus far are phantom units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive FELP common units. The Board of Directors of the Partnership authorized 7.0 million common units to be granted under the LTIP, with 4.5 million units available for grant as of December 31, 2018. Grant levels and vesting requirements for the Partnership’s chief executive officer are determined by the Board of Directors. Grant levels and vesting requirements for all other Participants are recommended by the Partnership's chief executive officer, subject to the review and approval by the Board of Directors.

LTIP Awards

During the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, the Partnership granted 287,484, 136,799, 5,400, and 0 phantom units, respectively, to employees under the LTIP. The awards are considered time-based unit awards and vest ratably over a three-year period, subject to continued employment. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period.

Upon vesting, the Partnership will issue authorized and unissued shares of the Partnership’s common units to the recipient. As of December 31, 2018, 378,684 phantom units granted to employees under the LTIP were non-vested.

Director Awards

During the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, the Partnership granted 58,267, 0, 55,545, and 58,851 phantom units, respectively, to non-employee directors under the LTIP. These awards are considered time-based unit awards and vest ratably over a three-year period. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period. As of December 31, 2018, 114,912 phantom units granted to nonemployee directors under the LTIP were non-vested.

Summary

For the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, our equity-based compensation expense was $0.7 million, $0.3 million, $0.6 million, and $5.1 million, respectively, net of forfeitures. During the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, the Partnership’s equity-based compensation is recorded in the consolidated statements of operations as follows:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Location in statements of operations:	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
Selling, general and administrative	100%	67%	32%	2%
Transition and reorganization costs	0%	0%	0%	84%
Cost of coal produced (excluding depreciation, depreciation and amortization)	0%	33%	68%	14%

As of December 31, 2018, the total unrecognized compensation expense for phantom unit awards that are expected to vest was $1.7 million. The non-vested phantom unit awards will be recognized over a weighted-average period of 2.1 years. The intrinsic value of the non-vested LTIP awards was $1.7 million as of December 31, 2018. All non-vested phantom units include tandem distribution incentive rights, which provide for the right to accrue quarterly cash distributions in an amount equal to the cash distributions the Partnership makes to unitholders during the vesting period and will be settled in cash upon vesting. The Partnership has $0.1 million accrued for this liability as of December 31, 2018. Any distributions accrued to a Participants’ account will be forfeited if the related phantom award fails to vest according to the relevant vesting conditions.

A summary of LTIP award activity for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested grants at January 1, 2017 (Predecessor)	278,539	$15.88
Granted	136,799	$7.31
Vested	—	$—
Forfeited	(6,150)	$20.00
Non-vested grants at March 31, 2017 (Predecessor)	409,188	$10.51
Granted	60,945	$4.35
Vested	(218,790)	$17.77
Forfeited	(11,000)	$20.00
Non-vested grants at December 31, 2017 (Successor)	240,343	$4.90
Granted	345,751	$3.90
Vested	(92,498)	$6.04
Forfeited	—	$—
Non-vested grants at December 31, 2018 (Successor)	493,596	$4.54

During the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, the Partnership settled 619, 157, 77,268, and 509,378 units, respectively, of vested equity awards in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.

22. Earnings per Limited Partner Unit

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

The following table illustrates the Partnership’s calculation of net (loss) income per common and subordinated unit for the period indicated:

	(Successor)
	Year Ended December 31, 2018
	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$18,142	$—	$18,142
Distributions in excess of earnings and undistributed (loss) earnings	(43,925)	(35,830)	(79,755)
Net loss available to limited partner units	$(25,783)	$(35,830)	$(61,613)

Denominator:
Weighted-average units to calculate basic EPU	80,016	64,955	144,971
Less: effect of dilutive securities (1)	—	—	—
Weighted-average units to calculate diluted EPU	80,016	64,955	144,971

Basic net loss per unit	$(0.32)	$(0.55)	$(0.43)
Diluted net loss per unit	$(0.32)	$(0.55)	$(0.43)

	(Successor)			(Predecessor)
	Period from April 1, 2017 to December 31, 2017			Period from January 1, 2017 to March 31, 2017
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$9,725	$—	$9,725	$—	$—	$—
Distributions in excess of earnings and undistributed (loss) earnings	(61,868)	(51,906)	(113,774)	(56,259)	(54,925)	(111,184)
Net loss available to limited partner units	$(52,143)	$(51,906)	$(104,049)	$(56,259)	$(54,925)	$(111,184)

Denominator:
Weighted-average units to calculate basic EPU	77,145	64,955	142,100	66,533	64,955	131,488
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	77,145	64,955	142,100	66,533	64,955	131,488

Basic net loss per unit	$(0.68)	$(0.80)	$(0.73)	$(0.85)	$(0.85)	$(0.85)
Diluted net loss per unit	$(0.68)	$(0.80)	$(0.73)	$(0.85)	$(0.85)	$(0.85)

	(Predecessor)
	Year Ended December 31, 2016
	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$—	$—	$—
Distributions in excess of earnings and undistributed (loss) earnings	(90,015)	(88,774)	(178,789)
Net loss available to limited partner units	$(90,015)	$(88,774)	$(178,789)

Denominator:
Weighted-average units to calculate basic EPU	65,829	64,955	130,784
Less: effect of dilutive securities (1)	—	—	—
Weighted-average units to calculate diluted EPU	65,829	64,955	130,784

Basic net loss per unit	$(1.37)	$(1.37)	$(1.37)
Diluted net loss per unit	$(1.37)	$(1.37)	$(1.37)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, approximately 0.5 million, 0.4 million, 0.2 million, and 0.3 million, respectively, of phantom units were anti-dilutive, and therefore were excluded from the diluted EPU calculation. Diluted EPU also is not impacted during any period by the Warrants outstanding (see Note 19).

23. Risk Concentrations

Sales and Credit Risk

We determine creditworthiness for trade customers based on an evaluation of the customer’s financial condition. Credit losses have historically been minimal. The aggregate outstanding receivable balance as of December 31, 2018 from customers representing greater than 10% of our total sales was $47.9 million, which includes $40.3 million of accounts receivable from an affiliate of Murray Energy included in “Due from affiliates” on the consolidated balance sheet. As of December 31, 2018, total outstanding accounts receivable and financing receivables with Murray Energy and its affiliates are $49.6 million and $64.1 million, respectively (see Note 17).

For the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, the following customers (aggregated at the parent company level) exceeded 10% of total coal sales:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
	(Percentage of Total Coal Sales)		(Percentage of Total Coal Sales)
Customer A	18%	24%	23%	30%
Customer B	(A)	(A)	(A)	10%
Customer C	(A)	(A)	(A)	13%
Customer D	42%	29%	20%	(A)
Customer E	(A)	(A)	13%	(A)

(A) – Less than 10% of total coal sales for this period.

During the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, export tons represented 38%, 19%, 29%, and 17% of tons sold, respectively. Tons exported into Europe/U.K. during the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016 represented approximately 26%, 18%, 23%, and 16%, respectively, of total tons sold during those periods. No other international geographic regions exceeded 10% of tons sold during the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016. Our domestic coal sales are principally to electric utility companies in the eastern United States with installed pollution control devices.

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

24. Contingencies

Hillsboro and Macoupin Matters

In July 2015, we provided notice to WPP LLC (“WPP”), a subsidiary of NRP, declaring a force majeure event at our Hillsboro mine due to a combustion event. As a result of the force majeure event, as of September 30, 2018, we had not made $98.5 million in minimum deficiency payments to WPP in accordance with the force majeure provisions of the royalty agreement.  Since November 2015, WPP maintained a Complaint against the Partnership, Hillsboro, and certain other of the Partnership’s subsidiaries, all related to Hillsboro’s declaration of force majeure under the royalty agreement. In addition, since April 2018, Hillsboro maintained a Counterclaim against WPP.

Since April 2016, WPP and HOD LLC (“HOD”), subsidiaries of NRP, maintained a complaint in the Circuit Court of Macoupin County, Illinois against the Company and Macoupin.  The operative complaint generally alleged misapplication of the recoupment provision of the royalty agreement. WPP’s claims were estimated to exceed $11 million.

On October 19, 2018, the parties reached a settlement to resolve all disputes arising out of the Hillsboro and Macoupin matters, and the court in each matter entered a final order dismissing the case with prejudice. As part of the settlement, WPP received a payment of $25 million from the Partnership in consideration of all disputed past due amounts.  This payment is recorded in other operating income (expense), net on the consolidated statement of operations.  In addition, the Partnership and WPP amended the coal lease and royalty agreement between Hillsboro and WPP, reducing the annual minimum royalty payments from $30 million to $11 million and providing for a tonnage royalty of 6% of the gross selling price (as defined in the lease) of coal mined and sold from the leased premises.  The Partnership, as parent of Hillsboro, also provides a guarantee to WPP of up to $50 million of the minimum royalty payments. This settlement fully and finally concluded all claims and counterclaims in Hillsboro and Macoupin matters.  Refer to Note 27 for the most recent developments at Hillsboro.

Other Matters

We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2018, we have $1.3 million accrued, in aggregate, for various litigation matters.

Insurance Recoveries

We are currently in discussions with our insurance provider in regards to further potential recoveries under our policy related to the combustion event at our Hillsboro operation. From the date of the combustion event through December 31, 2018, we have recognized $91.0 million of insurance recoveries related to the recovery of mitigation costs, losses on machinery and equipment, and business interruption insurance proceeds.

Insurance proceeds for the recovery of mitigation costs are recognized in cost of coal produced (excluding depreciation, depletion and amortization).  Insurance proceeds related to the recovery of losses on machinery and equipment and business interruption insurance are recorded to other operating (income) expense, net. The following table presents the location of insurance proceeds included in our consolidated statements of operations:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Location in statements of operations:	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017	Year Ended December 31, 2016
	(In Thousands)		(In Thousands)
Cost of coal produced (excluding depreciation, depletion and amortization)	$1,139	$3,645	$—	$10,500
Other operating (income) expense, net	42,947	12,832	—	20,000
	$44,086	$16,477	$—	$30,500

We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to this incident.

Performance Bonds

We had outstanding surety bonds with third parties of $91.0 million as of December 31, 2018 to secure reclamation and other performance commitments.

25. Employee Benefit Plans

The Partnership offers a safe harbor 401(k) plan (the “Plan”) for all employees who are eligible to participate. Employees are immediately eligible to participate upon becoming a full-time employee with the Partnership and its subsidiaries and affiliates. The Plan allows for the deferral of all or part of a participant’s compensation, as defined by the Plan, up to the current limits provided by the Internal Revenue Service. The safe harbor matching feature calls for the Partnership to contribute 100% of the first 3% of compensation a participant contributes, and 50% of the next 2% of compensation contributed by the participant. Partnership contributions under the Plan for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, the period from

April 1, 2017 to December 31, 2017, and the year ended December 31, 2016 were $3.2 million, $0.9 million, $2.2 million, and $3.0 million, respectively.

26. Selected Quarterly Financial Information

A summary of the unaudited quarterly results for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017 is presented below (in thousands, except per unit data):

	2018
	(Successor)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$240,726	$271,422	$293,936	$298,907
Operating income	$14,104	$7,813	$8,918	$53,688
Net (loss) income	$(21,569)	$(29,222)	$(27,701)	$16,879
Basic and diluted (loss) income per limited partner unit	$(0.12)	$(0.18)	$(0.17)	$0.14
Basic and diluted (loss) income per limited partner unit - Subordinated	$(0.18)	$(0.23)	$(0.22)	$0.08

	2017
	(Predecessor)	(Successor)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$230,394	$207,093	$232,440	$284,611
Operating income (loss)	$18,428	$19,143	$22,407	$(37,695)
Net loss	$(111,184)	$(16,277)	$(13,581)	$(74,191)
Basic and diluted loss per limited partner unit - Common	$(0.85)	$(0.12)	$(0.07)	$(0.49)
Basic and diluted loss per limited partner unit - Subordinated	$(0.85)	$(0.12)	$(0.13)	$(0.55)

The fourth quarter of 2018 includes a benefit of $10.9 million resulting from changes in estimate of the Hillsboro asset retirement obligation (see Note 15).

The third quarter of 2018 includes expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters (see Note 24).

Second quarter 2018 results reflect the aggregate impairment charge of $110.7 million associated with certain long-lived assets at our Hillsboro operations, as well as a benefit of $69.1 million to write-off of the liability associated with Hillsboro’s unfavorable royalty agreement (see Note 3).

During the finalization of pushdown accounting in 2017, changes to the estimated fair value of FELP’s assets and liabilities, specifically increases in the estimated fair value of inventories, decreases in the estimated fair value of contract-based intangibles, and decreases in the estimated fair value of mineral rights, land, and land rights would have resulted in the following quarterly effects in 2017 if the adjustments to the amounts had been recognized as of the Acquisition Date:

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

27. Subsequent Events

With the settlement of matters with WPP (see Note 24), we are evaluating the status and future mining options at our Hillsboro complex.  In January 2019, we resumed production with one continuous miner unit.  Our continuous miner operations are developing sections of the mine to allow for the potential resumption of longwall mining at Hillsboro.  We are in the process of obtaining the necessary approvals to give us the ability to recommence longwall mining.

Foresight Energy LP
Schedule II —Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Written-off / Other	Balance at End of Period
	(In Thousands)
Year Ended December 31, 2018 (Successor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$—	$—	$—	$—	$—	$—
Reserve for materials and supplies	—	18	—	—	—	18
Period from April 1, 2017 through December 31, 2017 (Successor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$—	$—	$—	$—	$—	$—
Reserve for materials and supplies	—	—	—	—	—	—
Period From January 1, 2017 through March 31, 2017 (Predecessor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$108,540	$—	$—	$(101,958)	$(6,582)	$—
Reserve for materials and supplies	720	—	—	(539)	(181)	—
Year Ended December 31, 2016 (Predecessor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$46,306	$74,575	$—	$—	$(12,341)	$108,540
Reserve for materials and supplies	458	516	—	—	(254)	720
(1)	Amounts adjusted to fair value as of the Acquisition Date as part of pushdown accounting.

Item 9. Changes in and Disagreements With Accountant on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in design and operation as of such date.

Changes in Internal Control over Financing Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Management’s Assessment of Internal Control Over Financial Reporting

Management of FELP is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(t) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018, with the participation of our chief executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Foresight Energy LP and the Board of Directors of Foresight Energy GP LLC

Opinion on Internal Control over Financial Reporting

We have audited Foresight Energy LP’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Foresight Energy LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Foresight Energy LP as of December 31, 2018 and 2017 (Successor), the related consolidated statements of operations, partners’ capital (deficit) and cash flows for the year ended December 31, 2018 (Successor), the period from April 1, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through March 31, 2017 (Predecessor), and for the year ended December 31, 2016 (Predecessor) and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

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

The following table shows information for the executive officers and directors of our general partner as of February 21, 2019. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers (other than Robert D. Moore) serve at the discretion of the board of directors of our general partner. Under the organizational documents of our general partner, any renewal or replacement of Robert D. Moore as Chief Executive Officer requires the consent of Murray Energy. Mr. Moore and Mr. Murray are first cousins. There are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Robert D. Moore	48	Chairman of the Board of Directors, President and Chief Executive Officer
G. Nicholas Casey	65	Director
Daniel S. Hermann	61	Director and Chairman of the Audit Committee
Robert E. Murray	45	Director
Brian D. Sullivan	51	Director
Paul H. Vining	64	Director
Jeremy J. Harrison	37	Principal Financial Officer and Chief Accounting Officer

Robert D. Moore is a member of the board of directors and President and Chief Executive Officer of our general partner. Mr. Moore has more than 28 years of experience in management, operations, finance, accounting, and acquisitions in the coal industry. He has been our President and Chief Executive Officer, and a member of the board of directors of our general partner, since May 2015. Mr. Moore also serves as Murray Energy Corporation’s Executive Vice President, Chief Operating Officer, and Chief Financial Officer, a position he has held since August 2012, and he is a member of Murray Energy’s board of directors. Mr. Moore has served as Murray Energy Corporation’s Executive Vice President and Chief Financial Officer since September 2007. Mr. Moore was integral in Murray Energy’s $3.05 billion acquisition of Consolidation Coal Company, from CONSOL Energy Inc., in December 2013. From 1993 to 2007, Mr. Moore held a number of financial and other senior management positions within Murray Energy. Mr. Moore received his Bachelor of Science degree from The Ohio State University in Accounting and Finance, his Certified Public Accountant certification from the State of Ohio, and his Master of Business Administration from The Ohio State University. The experience and qualifications that led to the conclusion that Mr. Moore should serve as a member of the board of directors of our general partner include his extensive knowledge of the coal industry and his financial expertise.

G. Nicholas Casey is an independent member of the board of directors of our general partner and a member of the Audit Committee. Mr. Casey was appointed to the board of directors of our general partner on September 9, 2015. Mr. Casey is a retired member of Lewis Glasser Casey & Rollins, PLLC, attorneys at law, where he served as managing member from 2008 to 2015. He is also a member of LGCR Government Solutions LLC, where he served as managing member from 2008 to 2014. Additionally, Mr. Casey is the former Treasurer of the American Bar Association and is a member of its Board of Governors. He also serves on the board of directors of Security National Trust, Inc. Mr. Casey received an undergraduate degree in accounting from the University of Kentucky and a law degree from West Virginia University College of Law. The experience and qualifications that led to the conclusion that Mr. Casey should serve as a Director include his extensive experience in accounting, business development, financing, real estate and management matters.

Daniel S. Hermann is an independent member of the board of directors of our general partner and also serves as Chairman of the Audit Committee. He was appointed to the board of directors of our general partner in September 2014. Mr. Hermann is the retired Chief Executive Officer of AmeriQual Group, LLC, a food packaging company and leading supplier of field rations to the United States Department of Defense. Prior to joining AmeriQual, he spent 23 years with Black Beauty Coal Company, where he held various titles, including President and Chief Executive Officer and Chief Financial Officer. During his tenure at Black Beauty, Mr. Hermann was part of a successful team that grew the company into the largest coal producer in the Illinois Basin. In 2003, Black Beauty was acquired by Peabody Energy and Mr. Hermann spent the next two years as Group Executive for Peabody’s Midwest Division. Mr. Hermann is currently on the board of directors of Deaconess Health Systems and serves as Vice Chairman of the Board and also serves as a member of the Finance, Governance and Compensation Committees. He also previously served as a Director of Fifth Third Bank Southern Indiana. Mr. Hermann holds a Bachelor of Science degree from Indiana State University in Evansville and was a certified public accountant. The experience and qualifications that led to the conclusion that Mr. Hermann should serve as a member of the board of directors of our general partner and as Chairman of the Audit Committee include his extensive knowledge of the coal industry and his financial expertise.

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

Paul H. Vining is a member of the board of directors of our general partner. He was appointed to the board of directors of our general partner on January 1, 2016. Mr. Vining was previously the CEO of The Cline Group LLC, as well as President of Foresight Reserves LP and CEO of Cutlass Collieries LLC, the international development arm of The Cline Group, retiring from these positions in February 2019. Mr. Vining previously served as president of Alpha Natural Resources (“Alpha”) from April 2012 until January 2015, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in August 2015. Prior to that, he served as executive vice president and chief operating officer of Alpha from May 2011 until April 2012. Mr. Vining served as chief executive officer of White Oak Resources from October 2010 until April 2011. He served as president and chief operating officer of Patriot Coal Corporation from July 2008 until September 2010, which filed for reorganization under Chapter 11 of the Bankruptcy Code in July 2012. Mr. Vining has over 35 years of experience in the coal business which in addition to the above includes being the chief executive officer of Magnum Coal Company, the top executive sales and trading positions for both Arch Coal and Peabody Energy, and key sales and commercial roles at AGIPCOAL USA, Island Creek Coal Company and A. T. Massey Coal Company. Mr. Vining earned his Bachelor of Science in Chemistry from the College of William and Mary as well as his Bachelor of Science in Mineral Engineering and Master of Science in Extractive Metallurgy from Columbia University’s Henry Krumb School of Mines. The experience and qualifications that led to the conclusion that Mr. Vining should serve as a member of the board of directors of our general partner include his extensive knowledge of the coal industry and his financial expertise.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

We seek to ensure that the total compensation paid to our executive officers is fair, reasonable, and competitive. This compensation discussion and analysis (“CD&A”) provides information about our compensation objectives and policies for 2018 for our principal executive officer, our principal financial officer, and any other of our most highly compensated executive officers and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This CD&A provides a general description of our compensation programs and specific information about its various components.

Throughout this discussion, the following individuals are referred to collectively as the “Named Executive Officers” and are included in the Summary Compensation Table:

•	Robert D. Moore, President – President and Chief Executive Officer;
•	Jeremy J. Harrison – Chief Accounting Officer;

Compensation Philosophy and Objectives

We believe our success depends on the continued contributions of our Named Executive Officers. While we do not maintain a formal compensation philosophy, our executive compensation programs are designed for the purpose of motivating and retaining experienced and qualified executive officers with compensation that recognizes individual merit and overall business results. Our compensation programs are also intended to support the attainment of our strategic objectives by tying the interests of our Named Executive Officers to those of our unitholders through operational and financial performance goals. The principal elements of our executive compensation programs for 2018 were base salary, annual cash incentives, and equity-based incentive awards.

Compensation Practices and Procedures

Role of the Board of Directors

We do not have a compensation committee. Material compensation decisions with respect to our Named Executive Officers are approved by the Board but, where appropriate, decisions are made in conjunction with the advice and recommendations of the Named Executive Officers. The responsibility of the Board may include reviewing base salary and incentive compensation levels, and administering our equity compensation plans.

Role of Named Executive Officers in Compensation Decisions in 2018

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

Role of Compensation Consultant

During 2018, we did not retain the services of a compensation consultant or conduct benchmarking or specific market review of our compensation levels or practices. Instead, our compensation levels and practices are established as noted above.

Components of the Compensation Program

For the year ended December 31, 2018, the principal components of compensation for the Named Executive Officers were base salary, annual cash incentives, and equity compensation awards.

Base Salary

Our Board did not make base salary decisions for Mr. Moore and Mr. Harrison in 2018, as their compensation is generally not paid directly by us. Although Mr. Moore and Mr. Harrison provide employment services to both Murray Energy Corporation and to us, they also have many overlapping roles and duties due to the close relationship that we maintain with Murray Energy Corporation following their investment in us. We pay a predetermined annual fee to Murray Energy Corporation for Mr. Moore’s and Mr. Harrison’s services. While there is not a specific allocation to us with respect to Mr. Moore’s and Mr. Harrison’s services, we have determined that it would be appropriate to allocate a portion of the total compensation that each receives from Murray Energy Corporation to us within the Summary Compensation Table below. The allocated amounts were determined by looking at the time that Mr. Moore and Mr. Harrison spend at each of the respective companies as well as the time spend in their duties that may overlap and benefit both companies. It was determined that allocating $250,000 of Mr. Moore’s compensation to us was a reasonable estimate of the portion of the payment that we make to Murray Energy Corporation for Mr. Moore’s services. It was determined that allocating $150,000 of Mr. Harrison’s compensation to us was a reasonable estimate of the portion of the payment that we make to Murray Energy Corporation for Mr. Harrison’s services.

Annual Cash Incentives

We provide our Named Executive Officers with an opportunity to earn an annual cash incentive, with the Board making decisions regarding Mr. Moore’s annual incentive awards. The amount of a Named Executive Officer’s annual cash incentive for any given year is based upon subjective determination of such individual’s respective individual contributions to the Partnership in the area for which they are responsible, to successful mining operations, and to our overall performance during the year. Such annual cash incentives to our Named Executive Officers are discretionary and therefore not formally based upon any pre-established performance metrics or targeted to any specific level of compensation, although the Partnership’s operational and strategic goals are also taken into consideration as appropriate. The Board determined that Mr. Moore should receive an annual incentive bonus in 2018 as he was critical to the attainment of our operational and financial results.

Equity Compensation Awards

In connection with our initial public offering, we established a long-term incentive plan which permits the Board to grant a variety of different types of equity compensation awards. The equity compensation awards granted to certain Named Executive Officers during the 2018 year were in the form of phantom unit awards which were designed with a time-based vesting schedule.

Retirement and Other Benefits

Our Named Executive Officers are generally entitled to participate in group health, term life, and similar benefit plans available to all of our employees on the same terms as such employees. However, as Mr. Moore and Mr. Harrison are not employed directly by and we instead pay a predetermined annual fee to Murray Energy Corporation for Mr. Moore’s and Mr. Harrison’s services, no such benefits were provided during the 2018 year.

Perquisites

The Partnership may provide a limited amount of perquisites and personal benefits to the current Named Executive Officers, although no such benefits were provided during the 2018 year. On a going-forward basis we do not intend to provide the Named Executive Officers with benefits that are materially different than those provided to our employees generally.

Employment Agreements and Severance Benefits

We did not maintain any other employment agreements or severance plans which covered our Named Executive Officers during the 2018 year.

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

Accounting for Equity-Based Compensation

We granted equity compensation awards in 2018 and in previous years. For our unit-based compensation arrangements, we recorded compensation expense over the vesting period of the awards, as discussed further in Part II. “Item 8, Financial Statements and Supplementary Data, Note 21 - Equity-Based Compensation” in this Annual Report on Form 10-K.

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

Executive Compensation

The following table summarizes the compensation we paid during the years ended December 31, 2018, 2017 and 2016, as applicable, to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Unit Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert D. Moore, President & Chief Executive Officer(1)	2018	$250,000	$375,000	$1,125,000	$-	$-	$-	$1,750,000
	2017	$250,000	$500,000	$1,000,000	$-	$-	$-	$1,750,000
	2016	$250,000	$800,000	$-	$-	$-	$-	$1,050,000

Jeremy J. Harrison, Chief Accounting Officer(1)	2018	$150,000	$-	$-	$-	$-	$-	$150,000
	2017	$150,000	$-	$-	$-	$-	$-	$150,000

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

(2)	Amounts included within the Bonus column reflect annual incentive bonuses attributable to each year, although the payments were actually made within the first quarter of the subsequent year.
(3)

Unit award amounts reflect the aggregate grant date fair value of unit and phantom unit awards granted during the periods presented calculated in accordance with Accounting Standards Codification (“ASC”) 718.

Grants of Plan-Based Awards

The following table sets forth, for each Named Executive Officer, information about grants of plan-based awards made during the year ended December 31, 2018.

Name	Grant Date	Unit Awards: Number of Units (1)	Grant Date Fair Value of Unit Awards (2)
Robert D. Moore	Various (3)	287,484	$1,125,000
Jeremy J. Harrison	-	-	$-

(1)

This column reflects the number of phantom unit awards granted to each Named Executive Officer under our Long-Term Incentive Plan during 2018. All phantom unit awards reflected in the table above were designed with a time-based vesting schedule.

(2)	Reflects the aggregate grant date fair value of phantom unit awards granted during the periods presented as calculated in accordance with ASC 718.
(3)

In recognition of his significant contributions to the Partnership during 2017, Mr. Moore was awarded 117,647 phantom units with a grant date fair value of $500,000 on January 9, 2018.  In recognition of his significant contributions to the Partnership during 2018, Mr. Moore was awarded 169,837 phantom units with a grant date fair value of $625,000 on December 11, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information regarding outstanding unit awards held by our Named Executive Officers as of December 31, 2018.

Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Robert D. Moore	378,684	$1,325,394
Jeremy J. Harrison	-	$-

(1)

Reflects the number of outstanding phantom units held by the Named Executive Officers as of December 31, 2018.  Mr. Moore has 84,815 units that vest in January 2019, 56,612 units that vest in December 2019, 84,816 units that vest in January 2020, 56,612 units that vest in December 2020, 39,216 units that vest in January 2021, and 56,613 units that vest in December 2021.

(2)	Based on a price of $3.50 per unit, which was the closing price of our common units on the New York Stock Exchange on December 31, 2018.

Option Exercises and Units Vested

Mr. Moore had 45,599 units vest during 2018, which resulted in value realized upon vesting of $195,164 based upon the closing price of our common units on the New York Stock Exchange on the vesting date. No Named Executive Officer held option awards during 2018.

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

(1)The values set forth reflect awards of phantom units and are based on the grant date fair value of the awards computed in accordance with ASC 718. The grant date fair value is computed based upon the closing price of Foresight Energy LP's common units on the date of grant. As of December 31, 2018, Messrs. Casey, Hermann, and Sullivan had aggregate outstanding unvested awards of 114,912 units.

CEO Pay Ratio Disclosures

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Item 402(u) of Regulation S-K (17 CFR 229.402), we our providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Robert D. Moore, President and Chief Executive Officer (the “CEO”).

	Year Ended December 31,
	2018	2017

Median annual total compensation of all employees (other than the CEO)	$91,432	$86,304
Annual total compensation of the CEO (as reported in the Summary Compensation Table)	$1,750,000	$1,750,000
Ratio of CEO total annual compensation to the median annual total compensation of all employees	19 to 1	20 to 1

To identify the median of the annual total compensation of all our employees, we determined that our employee population consisted of approximately 982 and 1,020 individuals as of December 31, 2018 and 2017, respectively.  These individuals were all located in the United States and consisted of all of our full-time, part-time, and temporary employees.  We used a consistently applied compensation measure to identify our median employee, in which we compared the amount of salary or wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2.  After identifying our median employee, we combined all of the elements of such employee’s compensation, which comprised such employee’s Form W-2 compensation and contributions made by the Partnership on the employee’s behalf to our 401(k) plan.  As all of our employees, including the CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of February 21, 2019 regarding the beneficial ownership of common and subordinated units held by (a) each director of our managing general partner, (b) each executive officer of our managing general partner, (c) all such directors and executive officers as a group, and (d) each person known by our managing general partner to be the beneficial owner of 5% or more of our common units. Our managing general partner is owned by 80% by Murray Energy Corporation and 20% by Foresight Reserves. The address of Murray Energy Corporation is 46226 National Road, St. Clairsville, OH, 43950. The address of Foresight Energy GP LLC and each of the directors and officers reflected in the table below is 211 North Broadway, Suite 2600, Saint Louis, MO, 63102. The address of each of Christopher Cline and the Cline Trust Company is 3801 PGA Blvd., Suite 903, Palm Beach Gardens, Florida 33410. The address of Accipiter Capital Management, LLC is 3801 PGA Blvd., Suite 600, Palm Beach Gardens, Florida 33410. The percentage of units beneficially owned is based on 80,929,134 common units and 64,954,691 subordinated units outstanding.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
5% Unitholders:
Murray Energy Corporation (1)	9,809,018	12.1%	64,954,691	100.0%	51.2%
Christopher Cline	20,514,016	25.3%	—	*	14.1%
Cline Trust Company (2)	20,554,927	25.4%	—	*	14.1%
Accipiter Capital Management, LLC	7,982,651	9.9%	—	*	5.5%
Executive Officers and Directors:
Robert D. Moore	130,414	*	—	*	*
G. Nicholas Casey	27,675	*	—	*	*
Daniel S. Hermann	43,331	*	—	*	*
Robert E. Murray (1)	—	*	—	*	*
Brian D. Sullivan	22,486	*	—	*	*
Paul H. Vining	—	*	—	*	*
Jeremy J. Harrison	—	*	—	*	*
Aggregate - executive officers and directors	223,906	*	—	*	*

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

(2)

Timothy G. Elliott, Cindy Bower and Lesslie H. Ray, the managers of Cline Trust Company, LLC, may be deemed to have voting and investment power over the common units held of record by Cline Trust Company. The members of Cline Trust Company are four trusts of which Greenway Wealth Management LLC, a Florida family trust company, is Trustee. The managers of Greenway Wealth Management LLC are Timothy G. Elliott, Cindy Bower and Lesslie H. Ray.  Each trust owns an approximately equal interest in Cline Trust Company: (i) The Alex T. Cline 2017 Irrevocable Trust, the beneficiary of which is Alex T. Cline, a child of Mr. Cline, (ii) The Candice Cline Kenan 2017 Irrevocable Trust, the beneficiary of which is Candice Cline Kenan, a child of Mr. Cline, (iii) The Christopher L. Cline 2017 Irrevocable Trust, the beneficiary of which is Christopher L. Cline, a child of Mr. Cline, and (iv) The Kameron N. Cline 2017 Irrevocable Trust, the beneficiary of which is Kameron N. Cline, a child of Mr. Cline.  Mr. Elliott was formerly the CFO of CRDC and Ms. Ray was formerly VP of Business Development of The Cline Group, each of which is controlled by Mr. Cline.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which our equity is authorized for issuance.

Plan Category	(a) Number of Units to Be Issued Upon Exercise of Outstanding Unit Options and Rights as of December 31, 2018	(b) Weighted Average Exercise Price of Outstanding Unit Options and Rights	(c) Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) as of December 31, 2018
Equity compensation plans approved by unitholders:
None	—	—	—

Equity compensation plans not approved by unitholders:
Long-term incentive plan (1)	493,596	—	4,468,492
Total for equity compensation plans	493,596	—	4,468,492

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

Affiliated entities principally include: (a) Entities owned and controlled by Chris Cline, owner of a 20% interest in our general partner, (b) Murray Energy Corporation and its affiliates, the 80% owner of our general partner, owner of approximately 12% of the outstanding common units and owner of all of the outstanding subordinated units as of February 21, 2019, and (c) through May 8, 2017, NRP and its affiliates, for which Chris Cline owned a beneficial interest in the general partner and limited partner interests.

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 17—Related-Party Transactions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain relationships and related transactions, which are incorporated herein by reference.

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

Transactions with The Cline Group and its Affiliates

Coal Leases and Development Agreements

Williamson leases coal reserves from Colt, LLC (“Colt”). The term of this lease is for ten years with six renewal periods of five years each. Williamson is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. The minimum royalty for this lease, which is recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid, is $2.0 million per year. During the years ended December 31, 2018, 2017 and 2016, Williamson paid $21.0 million, $10.0 million, and $2.0 million, respectively, in royalties to Colt under this coal lease. As of December 31, 2018, Williamson paid Colt $2.0 million in advanced minimum royalty payments that remain eligible for recoupment.

Hillsboro leases coal reserves from Colt, the terms of which are identical but that each covers different reserves. The term of each of these leases is for five years with seven renewal periods of five years each. Hillsboro is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. The minimum royalty for each of these leases, which is recoupable only against actual production royalty from future tons during the period of 10 years following the date on which any such minimum royalty, is $4.0 million. Hillsboro paid $8.0 million in each of the years ended December 31, 2017 and 2016 in royalties to Colt under this coal lease. In January 2019, Hillsboro paid an additional $8.0 million in minimum royalties.  While the advance minimum payments under this agreement remain eligible for recoupment, all amounts have been adjusted to a fair value of zero in the application of pushdown accounting as we do not expect to recoup this balance based on the remaining recoupment period.

Sugar Camp leases coal reserves from Ruger, LLC (“Ruger”). The term of this lease is for ten years with six renewal periods of five years each. Sugar Camp is required to pay the greater of $3.40 per ton or 8.0% of the gross sales price of such coal. There is no minimum royalty associated with this lease. Sugar Camp has two overriding royalty agreements with Ruger pursuant to which Sugar Camp is given the right to mine certain reserves controlled by Ruger as lessee. Pursuant to these overriding royalty agreements, the total royalty that Sugar Camp will be required to pay for each ton of coal mined is equal to the difference between (i) the actual production royalty paid by Sugar Camp to the lessor of the reserves under the leases assumed by Sugar Camp from Ruger and (ii) the amount which is equal to 8% of the gross selling price of the coal mined under the leases. In addition to the overriding royalty, the remaining future minimum royalty for each of these agreements, which is recoupable only against actual overriding royalty during the period of ten years following the date on which such overriding royalty was paid, is $1.0 million. During the years ended December 31, 2018, 2017 and 2016, Sugar Camp paid $9.8 million, $10.5 million and $5.3 million, respectively, in royalties to Ruger under these coal lease and overriding royalty agreements described above. In January 2019, Sugar Camp paid Ruger $2.0 million in advanced minimum royalty payments under the overriding royalty agreements that remain eligible for recoupment.

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

During each of the years ended December 31, 2018, 2017 and 2016, Macoupin paid $2.0 million in royalties to Colt under each of these coal leases.  While the advance minimum payments under this agreement remain eligible for recoupment, all amounts have been adjusted to a fair value of zero in the application of pushdown accounting as we do not expect to recoup this balance based on the remaining recoupment period.

As of December 31, 2018 and 2017, the mines had $1.8 million and $1.7 million, respectively, in aggregate outstanding payables to Colt and Ruger under all of the leases above. During the years ended December 31, 2018, 2017 and 2016, we paid Colt and Ruger $36.8 million, $34.6 million and $21.3 million, respectively, in aggregate royalty payments under the agreements described herein.

The following presents future minimum royalties, by year, required under noncancelable royalty agreements with Foresight Reserves and its affiliates as of December 31, 2018 (in millions):

2019	$28.0
2020	2.0
2021	2.0
2022	-
2023	-
Thereafter	-
Total minimum lease payments	$32.0

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

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 17—Related-Party Transactions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of additional transactions with The Cline Group and its affiliates, which is incorporated herein by reference.

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

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 17—Related-Party Transactions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of transactions with Murray Energy Corporation and its affiliates, which is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, Ernst and Young LLP, during the years ended December 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In Thousands)
Audit fees (1)	$1,130	$1,327
Audit-related fees (2)	—	—
Tax (3)	—	—
All other fees (4)	—	—
Total	$1,130	$1,327

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
10.98

Amendment to Letter Agreement, dated as of March 13, 2017 by and among Foresight Reserves, LP, for itself and as attorney in fact for the Other Investors, Murray Energy Corporation and Foresight Energy LP (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017 (SEC File No. 001-

36503)).

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

10.107

Settlement Agreement between WPP LLC and its related entities and Foresight Energy LP and its related entities (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018 (SEC File No. 001-36503)).

10.108

Mutual Release of All Claims dated October 19, 2018 by WPP LLC and Hillsboro Energy LLC; Foresight Energy GP LLC; Foresight Energy LP; Foresight Energy LLC; Foresight Energy Services LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018 (SEC File No. 001-36503)).

10.109

Limited Commercial Guaranty dated October 19, 2018 by Foresight Energy LP and WPP LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018 (SEC File No. 001-36503)).

21.1*	List of Subsidiaries of Foresight Energy LP

23.1*	Consent of Independent Registered Public Accounting Firm for Foresight Energy LP

Exhibit Number	Description of Documents

24.1*	Powers of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

101*	Interactive Data File (Form 10-K for the year ended December 31, 2018 filed in XBRL)

*	Filed herewith

**	Furnished

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 26, 2019.

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

Signature	Title	Date

/s/ Robert D. Moore	Chairman of the Board, President and Chief Executive Officer	February 26, 2019
Robert D. Moore

/s/ Jeremy J. Harrison	Principal Financial Officer and Chief Accounting Officer	February 26, 2019
Jeremy J. Harrison

/s/ G. Nicholas Casey*	Director	February 26, 2019
G. Nicholas Casey

/s/ Daniel S. Hermann*	Director	February 26, 2019
Daniel S. Hermann

/s/ Robert E. Murray*	Director	February 26, 2019
Robert E. Murray

/s/ Brian D. Sullivan*	Director	February 26, 2019
Brian D. Sullivan

/s/ Paul H. Vining*	Director	February 26, 2019
Paul H. Vining

*By:	/s/ Robert D. Moore
Robert D. Moore, Attorney-in-fact