Form 10-Q
period 2019-03-31
Foresight Energy LP
filed 2019-05-08
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2019, the registrant had 80,939,221 common units and 64,954,691 subordinated units outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	FELP	New York Stock Exchange (“NYSE”)

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,486	$269
Accounts receivable	27,274	32,248
Due from affiliates	38,658	49,613
Financing receivables - affiliate	3,459	3,392
Inventories, net	63,625	56,524
Prepaid royalties - affiliate	1,619	2,000
Deferred longwall costs	26,401	14,940
Other prepaid expenses and current assets	8,603	10,872
Contract-based intangibles	1,031	1,326
Total current assets	174,156	171,184
Property, plant, equipment and development, net	2,134,244	2,148,569
Financing receivables - affiliate	59,815	60,705
Prepaid royalties, net	3,054	2,678
Other assets	12,431	4,311
Contract-based intangibles	545	726
Total assets	$2,384,245	$2,388,173
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt and finance lease obligations	$43,000	$53,709
Current portion of sale-leaseback financing arrangements	6,807	6,629
Accrued interest	31,684	24,304
Accounts payable	116,797	99,735
Accrued expenses and other current liabilities	66,235	67,466
Asset retirement obligations	6,578	6,578
Due to affiliates	16,304	17,740
Contract-based intangibles	8,211	8,820
Total current liabilities	295,616	284,981
Long-term debt and finance lease obligations	1,203,094	1,194,394
Sale-leaseback financing arrangements	187,976	189,855
Asset retirement obligations	39,578	38,966
Other long-term liabilities	17,454	16,428
Contract-based intangibles	65,281	66,834
Total liabilities	1,808,999	1,791,458
Limited partners' capital:
Common unitholders (80,939 and 80,844 units outstanding as of March 31, 2019 and December 31, 2018, respectively)	366,064	377,880
Subordinated unitholder (64,955 units outstanding as of March 31, 2019 and December 31, 2018)	209,182	218,835
Total partners' capital	575,246	596,715
Total liabilities and partners' capital	$2,384,245	$2,388,173

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues:
Coal sales	$267,337	$238,387
Other revenues	1,735	2,339
Total revenues	269,072	240,726

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	133,981	120,570
Cost of coal purchased	2,375	1,751
Transportation	58,834	46,443
Depreciation, depletion and amortization	46,548	51,420
Contract amortization	(1,686)	(1,420)
Accretion on asset retirement obligations	551	731
Selling, general and administrative	8,647	7,775
Other operating (income) expense, net	(67)	(648)
Operating income	19,889	14,104
Other expenses
Interest expense, net	36,710	35,673
Net loss	$(16,821)	$(21,569)

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(7,168)	$(9,789)
Subordinated unitholder	$(9,653)	$(11,780)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(0.09)	$(0.12)
Subordinated unitholder	$(0.15)	$(0.18)

Weighted average limited partner units outstanding - basic and diluted:
Common units	80,915	78,846
Subordinated units	64,955	64,955

Distributions declared per limited partner unit	$0.0600	$0.0565

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Partners’ Capital

(In Thousands, Except Unit Data)

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Balance at January 1, 2019	$377,880	80,844,319	$218,835	64,954,691	$596,715
Net loss	(7,168)	—	(9,653)	—	(16,821)
Cash distributions	(4,856)	—	—	—	(4,856)
Conversion of warrants, net	—	10,087	—	—	—
Equity-based compensation	233	—	—	—	233
Issuance of equity-based awards	—	84,815	—	—	—
Distribution equivalent rights on LTIP awards	(25)	—	—	—	(25)
Balance at March 31, 2019	$366,064	80,939,221	$209,182	64,954,691	$575,246
	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Balance at January 1, 2018	$421,161	77,644,489	$254,665	64,954,691	$675,826
Net loss	(9,789)	—	(11,780)	—	(21,569)
Cash distributions	(4,510)	—	—	—	(4,510)
Conversion of warrants, net	—	2,135,493	—	—	—
Equity-based compensation	177	—	—	—	177
Issuance of equity-based awards	—	46,556	—	—	—
Distribution equivalent rights on LTIP awards	(21)	—	—	—	(21)
Balance at March 31, 2018	$407,018	79,826,538	$242,885	64,954,691	$649,903

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net loss	$(16,821)	$(21,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	46,548	51,420
Amortization of debt discount	700	655
Contract amortization	(1,686)	(1,420)
Accretion on asset retirement obligations	551	731
Equity-based compensation	233	177
Changes in operating assets and liabilities:
Accounts receivable	4,974	6,547
Due from/to affiliates, net	9,519	11,392
Inventories	(4,228)	(12,927)
Prepaid expenses and other assets	(9,235)	(6,424)
Prepaid royalties	5	2,004
Accounts payable	17,062	9,218
Accrued interest	7,380	13,315
Accrued expenses and other current liabilities	(6,157)	(1,466)
Other	322	53
Net cash provided by operating activities	49,167	51,706
Cash flows from investing activities
Investment in property, plant, equipment and development	(35,096)	(16,531)
Return of investment on financing arrangements with Murray Energy (affiliate)	823	778
Net cash used in investing activities	(34,273)	(15,753)
Cash flows from financing activities
Borrowings under revolving credit facility	21,000	—
Payments on revolving credit facility	(13,000)	—
Payments on long-term debt and finance lease obligations	(10,709)	(12,608)
Distributions paid	(4,856)	(4,510)
Payments on sale-leaseback and short-term financing arrangements	(4,112)	(2,461)
Net cash used in financing activities	(11,677)	(19,579)
Net increase in cash, cash equivalents, and restricted cash	3,217	16,374
Cash, cash equivalents, and restricted cash, beginning of period	269	2,179
Cash, cash equivalents, and restricted cash, end of period	$3,486	$18,553

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

The accompanying condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly, the Partnership’s condensed consolidated financial position, results of operations and cash flows for all periods presented. In preparing the condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under U.S. generally accepted accounting principles (“U.S. GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2019. The results of operations for interim periods are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2019. Intercompany transactions are eliminated in consolidation.

2. New Accounting Standards

In February 2016, the FASB updated guidance regarding the accounting for leases (the “New Lease Guidance”). The New Lease Guidance requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The New Lease Guidance also expands the required quantitative and qualitative disclosures surrounding leases. The New Lease Guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.

We adopted the New Lease Guidance as of January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the adoption date.  Under this transition approach, comparative information for periods prior to January 1, 2019 is not adjusted. Upon adoption, we elected the package of practical expedients permitted under the New Lease Guidance, which allows for the carry forward of historical lease classification.  We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements.

The adoption of the New Lease Guidance resulted in the addition of $7.6 million in lease right-of-use assets and lease liabilities on our consolidated balance sheet at January 1, 2019. The adoption of the New Lease Guidance did not have a material effect on our results of operations and had no impact on cash flows. Additionally, there was no cumulative adjustment to partners’ capital. Refer to Note 13 for the additional financial statement disclosures required by the New Lease Guidance.

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

Disaggregation of Revenue

The following table disaggregates revenue by domestic and international markets:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In Thousands)
Coal sales - Domestic	$140,949	$142,715
Coal sales - International	126,388	95,672
Total coal sales	$267,337	$238,387

Contract Balances

The following table provides information about balances associated with contracts with customers:

	March 31, 2019	December 31, 2018
	(In Thousands)
Receivables - Included in 'Accounts receivable'	$23,546	$27,521
Receivables - Included in 'Due from affiliates'	34,725	42,234
Total contract balances	$58,271	$69,755

Contract Costs

The Partnership applies the practical expedient in ASC 340-40-25-4, whereby the Partnership recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Partnership would have recognized is one year or less. These costs are included in selling, general and administrative expenses.

Other Revenues

Other revenues consist primarily of a transport lease and overriding royalty agreements with Murray Energy (see Note 9). These arrangements are accounted for under guidance contained in ASC 310 Receivables, ASC 360 Property, Plant, and Equipment, and ASC 842 Leases and therefore are outside the scope of ASC 606.

4. Supplemental Cash Flow Information

The following is supplemental information to the condensed consolidated statement of cash flows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In Thousands)
Supplemental disclosures of non-cash investing activities:
Depreciation, depletion and amortization capitalized into development costs	$3,180	$—

5. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
Trade accounts receivable	$23,546	$27,521
Other receivables	3,728	4,727
Total accounts receivable	$27,274	$32,248

6. Inventories, Net

Inventories, net consist of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
Parts and supplies	$17,386	$16,665
Raw coal	11,276	6,919
Clean coal	34,963	32,940
Total inventories	$63,625	$56,524

7. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
Land, land rights and mineral rights	$1,638,933	$1,631,939
Machinery and equipment	605,790	589,113
Machinery and equipment under finance leases	127,064	127,064
Buildings and structures	223,183	223,111
Development costs	56,250	41,717
Other	3,449	3,449
Property, plant, equipment and development	2,654,669	2,616,393
Less: accumulated depreciation, depletion and amortization	(520,425)	(467,824)
Property, plant, equipment and development, net	$2,134,244	$2,148,569

8. Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
Term Loan due 2022	$762,906	$762,906
Second Lien Notes due 2023	425,000	425,000
Revolving Credit Facility ($170.0 million capacity)	45,000	37,000
5.78% longwall financing arrangement	9,338	9,338
5.555% longwall financing arrangement	3,110	10,845
Finance lease obligations	10,932	13,906
Subtotal - Total long-term debt and finance lease obligations principal outstanding	1,256,286	1,258,995
Unamortized debt discounts	(10,192)	(10,892)
Total long-term debt and finance lease obligations	1,246,094	1,248,103
Less: current portion	(43,000)	(53,709)
Non-current portion of long-term debt and finance lease obligations	$1,203,094	$1,194,394

Term Loan due 2022

The Term Loan due 2022 bears interest at the borrower’s option of (a) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum. The Term Loan due 2022 also requires us to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions. The Excess Cash Flow Provisions are calculated annually and are payable 95 days after year-end.  We are required to prepay $19.6 million of outstanding borrowings under the Excess Cash Flow Provisions for the annual period ended December 31, 2018.  Accordingly, this amount has been included in the current portion of long-term debt and finance lease obligations on our condensed consolidated balance sheets as of March 31, 2019.

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

As of March 31, 2019, there was $45.0 million in outstanding borrowings under our Revolving Credit Facility and available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $12.3 million, was $112.7 million.

9. Related-Party Transactions

Overview

Affiliated entities of FELP principally include: (a) Murray Energy, owner of a 80% interest in our general partner, owner of all of the outstanding subordinated limited partner units, and owner of approximately 12% of the outstanding common limited partner units and (b) Foresight Reserves, its affiliates, and other entities owned and controlled by Chris Cline, the former majority owner and former chairman of our general partner. We routinely engage in transactions in the normal course of business with Murray Energy and its subsidiaries and Foresight Reserves and its affiliates. These transactions include, among others, production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases, land purchases, and sale-leaseback financing arrangements. We also acquire mining equipment from subsidiaries of Murray Energy.

Limited Partnership Agreement

FEGP manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to March 31, 2019.

Transactions with Murray Energy and Affiliates

Murray Energy Management Services Agreement

In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provided certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. Upon the exercise of the FEGP Option, FEGP entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments (currently $5.2 million per quarter as of March 31, 2019).

Murray Energy Transport Lease and Overriding Royalty Agreements

In April 2015, American Century Transport LLC (“American Transport”), a subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport leased to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at American Energy’s Century Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport receives from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease.  The total remaining minimum payments under the Transport Lease was $76.2 million at March 31, 2019, with unearned income equal to $24.1 million. The unearned income is reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned. As of March 31, 2019, the outstanding Transport Lease financing receivable was $52.1 million, of which $3.2 million was classified as current in the consolidated balance sheet.

Also, in April 2015, American Century Minerals LLC (“American Century Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to American Century Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement.  The total remaining minimum payments under the ORRA was $27.7 million at March 31, 2019, with unearned income equal to $16.4 million. The payments the Partnership receives with respect to the ORRA are reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned.  As of March 31, 2019, the outstanding ORRA financing receivable was $11.3 million, of which $0.2 million was classified as current in the consolidated balance sheet.

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

Murray Energy Transportation Arrangements

Murray Energy may transport coal under our transportation agreement with a third-party rail company, resulting in usage fees owed to the third-party rail company by the Partnership.  These usage fees are billed to Murray Energy, resulting in no impact to our consolidated statements of operations. The usage of the railway line with this third-party rail company by Murray Energy counts towards the minimum annual throughput volumes with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.  There were no usage fees during the three months ended March 31, 2019 and 2018, respectively.

We have an arrangement with Murray Energy whereby we utilized capacity on a Murray Energy transloading contract with a third-party, thereby allowing Murray Energy to reduce its exposure to certain contractual liquidated damage charges. To compensate the Partnership for the reduced contractual liquidated damages, Murray Energy reimbursed the Partnership $1.9 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. The amounts are included in transportation on the consolidated statements of operations.

Similarly, we have an arrangement in which Murray Energy utilized capacity within our transportation network, thereby reducing our exposure to certain contractual liquidated damage charges. No capacity was utilized during the three months ended March 31, 2019.  To compensate Murray Energy for our reduced contractual liquidated damages, we reimbursed Murray Energy $0.2 million for the three months ended March 31, 2018. The amounts are included in transportation on the consolidated statements of operations.

We earn terminal revenues for Murray Energy’s occasional usage of our Sitran transloading facility.

Other Murray Energy Transactions

We regularly purchase equipment, supplies, rebuild, and other services from affiliates of Murray Energy. On occasion, our subsidiaries provide similar services to affiliates of Murray Energy.

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

In January 2019, we purchased two tracts of land from New River Royalty for total consideration of $6.1 million.

Reserves Investor Group

The Reserves Investor Group includes Christopher Cline, the Cline Resource and Development Company (“CRDC”), the four trusts established for the benefit of Mr. Cline’s children (the “Cline Trust”), and certain other limited liability companies owned or controlled by individuals with limited partner interests in Foresight Reserves through indirect ownership. Concurrent with and subsequent to certain refinancing transactions in March 2017, CRDC and the Cline Trust acquired investments in our Term Loan due 2022 and our Second Lien Notes due 2023 on consistent terms as the unaffiliated owners of these notes.

As of March 31, 2019, CRDC owned $9.9 million and $25.0 million of the outstanding principal on our Term Loan due 2022 and our Second Lien Notes due 2023, respectively.

As of March 31, 2019, the Cline Trust owned $9.9 million of the outstanding principal on our Term Loan due 2022. The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of March 31, 2019.

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In Thousands)
Murray Energy and affiliated entities (1)	Due from affiliates - current	$38,658	$49,613

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$3,459	$3,392

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$59,815	$60,705

Foresight Reserves and affiliated entities	Prepaid royalties - affiliate - current	$1,619	$2,000

Murray Energy and affiliated entities (1)	Due to affiliates - current	$14,668	$15,924
Foresight Reserves and affiliated entities	Due to affiliates - current	1,636	1,816
Total - Due to affiliates - current		$16,304	$17,740

(1) – Includes amounts due to/from Javelin, a joint venture partially owned by Murray Energy.

A summary of (income) expenses incurred with affiliated entities is as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In Thousands)
Transactions with Murray Energy and Affiliated Entities (including Javelin)
Coal sales (1)	$(141,512)	$(85,082)
Purchased coal (6)	$2,375	$1,751
Transport Lease revenues (2)	$(1,215)	$(1,594)
ORRA revenues (2)	$(520)	$(701)
Terminal revenues (2)	$—	$(44)
Transportation services on certain export sales (4)	$2,311	$978
Sales and marketing expenses (7)	$2,068	$1,266
Goods and services purchased (5)	$1,772	$4,118
Goods and services provided (8)	$(25)	$(100)
Management services (7)	$4,285	$3,983
Transactions with Foresight Reserves and Affiliated Entities
Royalty expense (3)	$6,507	$5,387
Land leases (3), (4)	$82	$60

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

(8) – Other operating (income) expense, net

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

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the three month periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
	2019			2018
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(7,168)	$(9,653)	$(16,821)	$(9,789)	$(11,780)	$(21,569)

Denominator:
Weighted-average units to calculate basic EPU	80,915	64,955	145,870	78,846	64,955	143,801
Plus: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	80,915	64,955	145,870	78,846	64,955	143,801

Basic net loss per unit	$(0.09)	$(0.15)	$(0.12)	$(0.12)	$(0.18)	$(0.15)
Diluted net loss per unit	$(0.09)	$(0.15)	$(0.12)	$(0.12)	$(0.18)	$(0.15)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended March 31, 2019 and 2018, approximately 0.4 million and 0.3 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during any period by the Warrants (defined in Note 11) outstanding.

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

As a result of a series of refinancing transactions in March 2017, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital. Therefore, the Warrants are no longer remeasured to fair value. As of March 31, 2019, there are 50,480 Warrants outstanding and exercisable into 14.3 common units of FELP at an exercise price of $0.7983 per common unit.

Long-Term Debt

The fair value of long-term debt as of March 31, 2019 and December 31, 2018 was $1,154.4 million and $1,166.6 million, respectively. The fair value of long-term debt was calculated based on (i) quoted prices in markets that are not active and (ii) the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms.  These are considered Level 2 and Level 3 fair value measurements, respectively.

12. Contingencies

Litigation Matters

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  As of March 31, 2019, we have $1.3 million accrued, in aggregate, for various litigation matters.

Insurance Recoveries

We are currently in discussions with our insurance providers in regards to further potential recoveries under our policy related to the Hillsboro Combustion Event. From the date of the Hillsboro Combustion Event through March 31, 2019, we have recognized $91.0 million of insurance recoveries related to the recovery of mitigation costs, losses on machinery and equipment, and business interruption insurance proceeds.  We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to this incident.

Performance Bonds

We had outstanding surety bonds with third parties of $96.3 million as of March 31, 2019 to secure reclamation and other performance commitments.

13. Leases

Lease Overview

The Partnership leases certain mineral reserves. The mineral reserve leases can generally be renewed as long as the mineral reserves are being developed and mined until all economically recoverable reserves are depleted or until mining operations cease. The lease agreements typically require a production royalty at the greater amount of a base amount per ton or a percent of the gross selling price of the coal. Generally, the leases contain provisions that require the payment of minimum royalties regardless of the volume of coal produced or the level of mining activity. Certain of these minimum royalties are recoupable against production royalties over a contractually defined period of time (typically five to ten years). Some of these agreements also require overriding royalty and/or wheelage payments.

The Partnership also leases surface rights, water rights, barge fleeting rights, rail cars, mining equipment, and office space under lease agreements of varying expiration dates with affiliated entities and independent third parties in the normal course of business.  These leases generally require fixed regular payments based upon the specified agreements.  Certain of these leases provide for the option to renew and / or purchase of the underlying asset at various times during the life of the lease, generally at its then-fair market value.  In situations in which it is reasonably certain that the option to renew will be exercised, the Partnership includes the renewal period in the calculation of lease right-of-use asset and lease liability.  The discount rates used in determining the lease right-of-use assets and lease liabilities are based upon an average rate of interest that the Partnership would have to pay to borrow on a collateralized basis over a similar term.

The following tables present information about the Partnership’s leases, excluding leases for mineral reserves (which are excluded in accordance with ASC 842-10-15-1b):

Leases	Balance Sheet Location	March 31, 2019
		(In Thousands)
Assets
Operating lease right-of-use assets	Other assets	$6,186
Operating lease right-of-use assets - affiliate	Other assets	1,891
Finance lease right-of-use assets (1)	Property, plant, equipment, and development, net	54,655
Total lease right-of-use assets		$62,732

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$3,144
Operating lease liabilities - affiliate	Accrued expenses and other current liabilities	174
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	10,932
Non-current:
Operating lease liabilities	Other long-term liabilities	3,042
Operating lease liabilities - affiliate	Other long-term liabilities	1,717
Finance lease liabilities	Long-term debt and finance lease obligations	—
Total lease liabilities		$19,009

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $72.4 million as of March 31, 2019.

Lease Cost	Statement of Operations Location	Three Months Ended March 31, 2019
		(In Thousands)
Operating lease cost (2)	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation; Selling, general and administrative	$1,144
Operating lease cost - affiliate	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation	82
Variable operating lease cost (1)	Cost of coal produced (excluding depreciation, depletion and amortization)	2,600
Finance lease cost:
Amortization of right-of-use assets	Depreciation, depletion and amortization	3,602
Interest on lease liabilities	Interest expense, net	176
Total lease cost		$7,604

(1)

Variable operating lease cost consists primarily of contingent rental payments related to the rail loadout facility at Williamson Energy.  We pay contingent rental fees, net of a fixed per ton amount received for maintaining the facility, on each ton of coal passed through the rail loadout facility.

(2)	Includes any short-term lease cost and sublease income, which are not material.

Lease Terms and Discount Rates	March 31, 2019

Weighted-average remaining lease term (years)
Operating leases	5.6
Operating leases - affiliate	19.6
Finance leases	0.7
Weighted-average discount rate
Operating leases	7.00%
Operating leases - affiliate	7.00%
Finance leases	5.81%

Other Information	Three Months Ended March 31, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,058
Operating cash flows from operating leases - affiliate	56
Operating cash flows from finance leases	184
Financing cash flows from finance leases	2,974
Lease assets obtained in exchange for new operating lease liabilities	1,370

The following presents future minimum lease payments, by year, with initial terms greater than one year, as of March 31, 2019:

	Operating Leases	Operating Leases – Affiliate	Finance Leases	Total
	(In Thousands)
2019 (remaining)	$2,433	$118	$11,218	$13,769
2020	1,851	175	—	2,026
2021	1,077	175	—	1,252
2022	203	176	—	379
2023	203	176	—	379
Thereafter	1,739	2,676	—	4,415
Total lease payments	7,506	3,496	11,218	22,220
Less: interest	(1,320)	(1,605)	(286)	(3,211)
Total lease liabilities	$6,186	$1,891	$10,932	$19,009

Excluded from the table above are additional operating leases, primarily related to rail cars and mining equipment, that have not yet commenced as of March 31, 2019, with future minimum lease payments totaling $0.8 million.  These operating leases commence in 2019 with lease terms of up to two years.

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

At March 31, 2019 and December 31, 2018, the carrying value of the Macoupin Sale-Leaseback was $130.4 million and $131.4 million, respectively. The effective interest rate on the financing obligation was 14.8% and 14.8% as of March 31, 2019 and December 31, 2018, respectively. Interest expense was $4.6 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, interest of $0.5 million and $0.5 million, respectively, was accrued in the condensed consolidated balance sheets for the Macoupin Sale-Leaseback.

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

At March 31, 2019 and December 31, 2018, the carrying value of the Sugar Camp Sale-Leaseback was $64.4 million and $65.1 million, respectively. The effective interest rate on the financing, which is derived from the timing and tons of coal to be mined as set forth in the current mine plan and the related cash payments, was 8.1% and 8.1% at March 31, 2019 and December 31, 2018, respectively. Interest expense was $1.3 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, interest of $0.2 million and $0.2 million, respectively, was accrued in the consolidated balance sheets for the Sugar Camp Sale-Leaseback.

Sale-Leaseback Maturity Tables

The following summarizes the maturities of expected principal payments, based on current mine plans, on the Partnership’s sale-leaseback financing arrangements and the associated accrued interest at March 31, 2019:

	Sale-Leaseback Financing Arrangements	Accrued Interest
	(In Thousands)
2019 (remaining)	$5,350	$698
2020	6,417	—
2021	7,585	—
2022	9,009	—
2023	9,933	—
Thereafter	156,489	—
Total	$194,783	$698

The aggregate amounts of remaining minimum lease payments on the Partnership’s sale-leaseback financing arrangements are $221.1 million. Minimum payments from March 31, 2019 through 2023 are as follows:

	2019 (remaining)	2020	2021	2022	2023
Minimum lease payments	$15,750	$21,000	$21,000	$21,000	$21,000

Murray Energy Transport Lease and Overriding Royalty Agreements

Refer to Note 9 for information and disclosures related to the Transport Lease and the ORRA.

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

The above factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2019.

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

We control nearly 2.1 billion tons of coal reserves (including 322 million tons of coal reserves associated with our Hillsboro complex), almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with four underground mining complexes in the Illinois Basin. Williamson and Sugar Camp are longwall operations, with the Williamson complex operating one longwall system and the Sugar Camp complex operating two longwall mining systems.  Macoupin and

Hillsboro are currently continuous miner operations.  Prior to the combustion event, Hillsboro operated with one longwall mining system.

Mining operations at Hillsboro were idle since March 2015 due to a combustion event. In October 2018, we reached a settlement of various litigation matters arising from the combustion event.  In January 2019, we resumed production at Hillsboro with one continuous miner unit.  We continue to evaluate our future options at Hillsboro.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern half of the United States and internationally. We generally sell a significant portion of our coal to customers at delivery points other than our mines, including, but not limited to, our river terminal on the Ohio River and ports near New Orleans, Louisiana and Mobile, Alabama.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Coal Sales. The following table summarizes coal sales information during the three months ended March 31, 2019 and 2018 (in thousands, except per ton data).

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Variance
Coal sales	$267,337	$238,387	$28,950	12.1%
Tons sold	5,696	5,240	456	8.7%
Coal sales realization per ton sold(1)	$46.93	$45.49	$1.44	3.2%
Netback to mine realization per ton sold(2)	$36.61	$36.63	$(0.02)	-0.1%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The increase in coal sales revenue from the prior year period was due to higher coal sales volumes combined with higher coal sales realization per ton sold.  Coal sales volumes and coal sales realization per ton sold for the three months ended March 31, 2019 were higher as compared to the prior year period due to higher sales volumes placed into the export market.  Although API2 pricing has declined during the three months ended March 31, 2019, our contracted position allowed us to maintain comparable coal sales realizations on export tons.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended March 31, 2019 and 2018 (in thousands, except per ton data).

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Variance
Cost of coal produced (excluding depreciation, depletion and amortization)	$133,981	$120,570	$13,411	11.1%
Produced tons sold	5,646	5,199	447	8.6%
Cash cost per ton sold(1)	$23.73	$23.19	$0.54	2.3%

Tons produced	6,065	5,667	398	7.0%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The increase in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year period was due primarily to an increase in produced tons sold.

Cost of Coal Purchased.  From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $2.4 million and $1.8 million during the three months ended March 31, 2019 and 2018, respectively.

Transportation. Our cost of transportation for the three months ended March 31, 2019 increased approximately $12.4 million from the three months ended March 31, 2018 due to a higher percentage of our sales going to the export market during the current year period and the additional transportation and transloading costs associated therewith.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily the result of $3.2 million of depreciation, depletion and amortization capitalized into development cost associated with our Hillsboro complex during the current period.

Contract Amortization and Write-off. During the three months ended March 31, 2019 and 2018, we recorded amortization benefit of $1.7 million and $1.4 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities.

Selling, General and Administrative.  The slight increase in selling, general and administrative expense for the three months ended March 31, 2019 as compared to the prior year period was primarily due to increased sales and marketing expense associated with our increased export sales volumes.

Interest Expense, Net.  Interest expense, net for the three months ended March 31, 2019 increased $1.0 million as compared to the three months ended March 31, 2018 primarily due to outstanding borrowings on our revolving credit facility and overall higher variable interest rates during the first quarter of 2019, offset by lower overall outstanding principal balances.

Adjusted EBITDA. Adjusted EBITDA increased $0.5 million from the prior year period due primarily to higher coal sales realization per ton on overall increased sales volumes. The table below reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss	$(16,821)	$(21,569)
Interest expense, net	36,710	35,673
Depreciation, depletion and amortization	46,548	51,420
Accretion on asset retirement obligations	551	731
Contract amortization	(1,686)	(1,420)
Equity-based compensation	233	177
Adjusted EBITDA	$65,535	$65,012

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, debt service costs (interest and principal), and distributions to common unitholders. Our primary sources of operating liquidity consist of cash generated from operations, cash on hand, and a $170.0 million revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2019, we had $3.5 million of cash on hand and available borrowing capacity under the Revolving Credit Facility (net of outstanding letters of credit) of $112.7 million.

The Credit Facilities (defined below) require us to utilize excess cash flows to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions, with:

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

We are required to prepay $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2018.  The prepayment is payable 95 days after year-end.  Accordingly, this amount has been included in the current portion of long-term debt and finance lease obligations on our condensed consolidated balance sheets as of March 31, 2019.  The prepayment was made in April 2019.

Our operations are capital intensive, requiring investments to expand, maintain or enhance existing operations and to meet environmental and operational regulations. Our future capital spending will be determined by the board of directors of our general partner. Our capital requirements at this time consist of maintenance and development capital expenditures.

Maintenance capital expenditures are cash expenditures made to maintain our then-current operating capacity or net income as they exist at such time as the capital expenditures are made. Our maintenance capital expenditures can be irregular, causing the amount spent to differ materially from period to period.

Development capital expenditures are cash expenditures made to increase, over the long-term, our operating capacity or net income as it exists at such time as the capital expenditures are made. Development capital expenditures consist of current and potential future capital expenditures at our Hillsboro complex. Future longwall development and the associated capital expenditures will be dependent upon several factors, including permitting, demand, access to capital, equipment availability and the committed sales position at our existing mining operations.

Distributions

The restricted payment provisions in our Credit Facilities are not explicitly restrictive in terms of our ability to pay discretionary distributions. However, the Credit Facilities could require us to utilize a substantial amount of our annual excess cash flow to prepay outstanding borrowings based on satisfaction of specified net secured leverage ratios defined under the Credit Facilities. This excess cash flow provision is therefore currently restrictive to our ability to pay distributions.

Changes in Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In Thousands)
Net cash provided by operating activities	$49,167	$51,706
Net cash used in investing activities	$(34,273)	$(15,753)
Net cash used in financing activities	$(11,677)	$(19,579)

For the three months ended March 31, 2019, net cash provided by operating activities was $49.2 million compared to $51.7 million provided by operating activities for the three months ended March 31, 2018. The decrease in cash provided by operating activities for the current period is primarily the result of various working capital variances.  Significant working capital variances as compared to the prior period included:

•	a $1.9 million unfavorable due from/to affiliates, net variance which is a function of the timing of coal shipments with Murray Energy and its affiliates;
•	a $8.7 million favorable inventory variance resulting from the varying composition of coal inventory levels between the mine sites and export terminals;
•	a $6.4 million unfavorable variance in accounts receivable and other assets which is a function of the timing of cash receipts;
•	a $3.2 million favorable variance in accounts payable and accrued expenses which is a function of the timing of vendor payments; and
•	a $5.9 million unfavorable variance in accrued interest which is a function of the timing of regularly scheduled interest payments on our long-term debt obligations.

For the three months ended March 31, 2019, net cash used in investing activities was $34.3 million compared to $15.8 million used in investing activities for the three months ended March 31, 2018.  Cash used in investing activities in the current year period resulted primarily from increased capital expenditures associated with land purchases from New River Royalty, a new portal at our Sugar Camp complex, and development of our Hillsboro complex.

For the three months ended March 31, 2019, net cash used in financing activities was $11.7 million compared to $19.6 million used in financing activities for the three months ended March 31, 2018. Cash used in financing activities in the current year period resulted from $10.7 million in payments on long-term debt and finance lease obligations, $4.1 million in payments on sale-leaseback and short-term financing arrangements, and $4.9 million in distributions paid to common unitholders, offset by $8.0 million in net borrowings on the Revolving Credit Facility.  In the prior year period, cash used in financing activities primarily related to $12.6 million in payments on long-term debt and finance lease obligations and $4.5 million in distributions paid to common unitholders.

Long-Term Debt and Sale-Leaseback Financing Arrangements

Description of the Senior Secured First-Priority Credit Facilities (the “Credit Facilities”)

The Credit Facilities consist of a senior secured first-priority $825.0 million term loan with a five-year maturity (the “Term Loan due 2022”) and the Revolving Credit Facility, which is a senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility.  The Term Loan due 2022 was issued at an initial discount of $12.4 million, which is being amortized using the effective interest method over the term of the loan. Amounts outstanding under the Credit Facilities bear interest as follows:

•                  in the case of the Term Loan due 2022, at the Partnership’s option, at (a) LIBOR (subject to a floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum; and

•                  in the case of borrowings under the Revolving Credit Facility, at the Partnership’s option, at (a) LIBOR (subject to a floor of zero) plus an applicable margin ranging from 5.25% to 5.50% per annum or (b) a base rate plus an applicable margin ranging from 4.25% to 4.50% per annum, in each case, such applicable margins to be determined based on our net first lien secured leverage ratio.

In addition to paying interest on the outstanding principal under the Credit Facilities, we are required to pay a quarterly commitment fee with respect to the unused portions of our Revolving Credit Facility and customary letter of credit fees. The Credit Facilities originally required scheduled quarterly amortization payments on the Term Loan due 2022 in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan due 2022, with the balance to be paid at maturity. However, the prepayments required pursuant to the Excess Cash Flow Provisions are to be applied against the future scheduled quarterly amortization payments on the Term Loan due 2022. Accordingly, no additional amortization payments on the Term Loan due 2022 are required prior to maturity.

The Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, as described under “Liquidity and Capital Resources” above. We may also voluntarily repay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing transaction in respect of the Term Loan due 2022, in each case subject to customary “breakage” costs with respect to Eurodollar Rate loans. All obligations under the Credit Facilities are guaranteed by FELP on a limited recourse basis (where recourse is limited to its pledge of stock of FELP) and are or will be unconditionally guaranteed, jointly and severally, on a senior secured first-priority basis by each of the Partnership’s existing and future direct and indirect, wholly-owned domestic restricted subsidiaries (which do not currently include Hillsboro Energy LLC), subject to certain exceptions.

The Credit Facilities require that we comply on a quarterly basis with a maximum net first lien secured leverage ratio, currently 3.50:1.00 and stepping down by 0.25x in the first quarter 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control.

As of March 31, 2019, $762.9 million in principal was outstanding under the Term Loan due 2022 and there was $45.0 million in borrowings outstanding under the Revolving Credit Facility. We are required to prepay $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2018.  The prepayment is payable 95 days after year-end.  Accordingly, this amount has been included in the current portion of long-term debt and finance lease obligations on our condensed consolidated balance sheets as of March 31, 2019. The prepayment was made in April 2019.

Description of the Second Lien Senior Secured Notes due 2023 (the “Second Lien Notes due 2023”)

The Second Lien Notes due 2023 consist of $425 million in aggregate principal with a maturity date of April 1, 2023 and bear interest at a rate of 11.50% per annum, payable in cash semi-annually on April 1 and October 1 (commencing on October 1, 2017). The Second Lien Notes due 2023 were issued at an initial discount of $3.2 million, which is being amortized using the effective interest method over the term of the notes. The obligations under the Second Lien Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis by each of the Partnership’s wholly-owned domestic subsidiaries that guarantee the Credit Facilities (which do not include Hillsboro Energy LLC). The Second Lien Notes due 2023 contains certain usual and customary negative covenants and events of default, including related to a change in control.

Prior to April 1, 2020, the Second Lien Notes due 2023 may be redeemed in whole or in part at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium. In addition, prior to April 1, 2020, the Partnership may redeem up to 35% of the aggregate principal amount of the Second Lien Notes due 2023 at a price equal to 111.50% of the aggregate principal amount of the Second Lien Notes due 2023 redeemed with the proceeds from a qualified equity offering, subject to at least 50% of the aggregate principal amount of the Second Lien Notes due 2023 remaining outstanding after giving effect to any such redemption. On or after April 1, 2020, the Second Lien Notes due 2023 may be redeemed at a price equal to: (i) 105.750% of the aggregate principal amount of the Second Lien Notes due 2023 redeemed prior to April 1, 2021; (ii) 102.875% of the aggregate principal amount of the Second Lien Notes due 2023 redeemed on or after April 1, 2021 but prior to April 1, 2022; and (iii) 100.000% of the aggregate principal amount of the Second Lien Notes due 2023 redeemed thereafter.

Longwall Financing Arrangements and Finance Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as finance lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. As of March 31 2019, $10.9 million was outstanding under these finance lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in semiannual payments through maturity. The maturity date of the 5.555% longwall financing arrangement is September 2019.  In addition, certain covenants and definitions in the credit agreements and guaranty agreements conform to the covenants and definitions in the Credit Facilities. The outstanding balance as of March 31, 2019 was $3.1 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in semiannual payments through maturity. The maturity date of the 5.78% longwall financing arrangement is June 2019. In addition, certain covenants and definitions in the credit agreements and guaranty agreements conform to the covenants and definitions in the Credit Facilities. The outstanding balance as of March 31, 2019 was $9.3 million.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP, a subsidiary of Natural Resource Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement had a carrying value of $130.4 million as of March 31, 2019 and an effective interest rate of 14.8%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC (“HOD”), a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting. The Sugar Camp financing arrangement had a carrying value of $64.4 million as of March 31, 2019 and an effective interest rate of 8.1%.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements, including coal reserve leases, take-or-pay transportation obligations, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. Liabilities related to these arrangements are generally not reflected in our consolidated balance sheets and, except for the coal reserve leases and take-or-pay transportation obligations, we do not expect any material impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

From time to time, we use bank letters of credit to primarily secure our obligations for certain employee and environmental obligations. At March 31, 2019, we had $12.3 million of letters of credit outstanding, which were secured by our Revolving Credit Facility.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $96.3 million as of March 31, 2019 to secure reclamation and other performance commitments.

Related-Party Transactions

See “Item 1. Financial Statements – Note 9. Related-Party Transactions” of this Quarterly Report on Form 10-Q. See also Part III. “Item 13. Certain Relationships and Related Transactions” in the Annual Report on Form 10-K filed with the SEC on February 27, 2019.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See “Item 1. Financial Statements – Note 2. New Accounting Standards” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the SEC on February 27, 2019.  Other than as indicated in this Quarterly Report on Form 10-Q related to the adoption of the new lease standard, there have been no significant changes to our prior critical accounting policies and estimates subsequent to December 31, 2018, or new accounting pronouncements impacting our results.

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

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2019, of our nearly $1.26 billion in long-term debt and finance lease obligations outstanding, $807.9 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. A one percentage point increase in the interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $8.1 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

See Part I. “Item 1. Financial Statements –Note 12, Contingencies,” to the condensed consolidated financial statements included in this report relating to certain legal proceedings, which information is incorporated by reference herein. See also Part I. “Item 3. Legal Proceedings” in our Annual Report on Form 10-K filed with the SEC on February 27, 2019.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed under Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 27, 2019, which risks could have a material adverse effect on our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, operations, financial condition or future results.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended March 31, 2019) filed in XBRL. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”.

*	Filed herewith.

**	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2019.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Robert D. Moore
Robert D. Moore
Chairman of the Board, President and Chief Executive Officer

/s/ Jeremy J. Harrison
Jeremy J. Harrison
Principal Financial Officer and Chief Accounting Officer