Form 10-Q
period 2019-06-30
Foresight Energy LP
filed 2019-08-07
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 80,939,221 common units and 64,954,691 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

(In Thousands)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2,982	$269
Accounts receivable	27,327	32,248
Due from affiliates	43,897	49,613
Financing receivables - affiliate	3,527	3,392
Inventories, net	84,688	56,524
Prepaid royalties - affiliate	—	2,000
Deferred longwall costs	23,850	14,940
Other prepaid expenses and current assets	8,256	10,872
Contract-based intangibles	795	1,326
Total current assets	195,322	171,184
Property, plant, equipment and development, net	2,113,473	2,148,569
Financing receivables - affiliate	58,907	60,705
Prepaid royalties, net	6,933	2,678
Other assets	11,995	4,311
Contract-based intangibles	363	726
Total assets	$2,386,993	$2,388,173
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt and finance lease obligations	$11,028	$53,709
Current portion of sale-leaseback financing arrangements	7,080	6,629
Accrued interest	19,063	24,304
Accounts payable	126,596	99,735
Accrued expenses and other current liabilities	66,533	67,466
Asset retirement obligations	6,578	6,578
Due to affiliates	20,648	17,740
Contract-based intangibles	7,509	8,820
Total current liabilities	265,035	284,981
Long-term debt and finance lease obligations	1,271,813	1,194,394
Sale-leaseback financing arrangements	187,066	189,855
Asset retirement obligations	39,959	38,966
Other long-term liabilities	17,583	16,428
Contract-based intangibles	63,729	66,834
Total liabilities	1,845,185	1,791,458
Limited partners' capital:
Common unitholders (80,939 and 80,844 units outstanding as of June 30, 2019 and December 31, 2018, respectively)	347,617	377,880
Subordinated unitholder (64,955 units outstanding as of June 30, 2019 and December 31, 2018)	194,191	218,835
Total partners' capital	541,808	596,715
Total liabilities and partners' capital	$2,386,993	$2,388,173

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues:
Coal sales	$224,488	$269,992	$491,825	$508,379
Other revenues	2,428	1,430	4,163	3,769
Total revenues	226,916	271,422	495,988	512,148

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	122,216	136,982	256,197	257,552
Cost of coal purchased	2,090	3,906	4,465	5,657
Transportation	49,790	59,034	108,624	105,477
Depreciation, depletion and amortization	43,244	55,312	89,792	106,732
Contract amortization and write-off	(1,836)	(70,424)	(3,522)	(71,844)
Accretion on asset retirement obligations	552	559	1,103	1,290
Selling, general and administrative	8,008	10,534	16,655	18,309
Long-lived asset impairments	—	110,689	—	110,689
Other operating (income) expense, net	(94)	(42,983)	(161)	(43,631)
Operating income	2,946	7,813	22,835	21,917
Other expenses
Interest expense, net	36,618	37,035	73,328	72,708
Net loss	$(33,672)	$(29,222)	$(50,493)	$(50,791)

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(18,681)	$(14,090)	$(25,849)	$(23,879)
Subordinated unitholder	$(14,991)	$(15,132)	$(24,644)	$(26,912)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(0.23)	$(0.18)	$(0.32)	$(0.30)
Subordinated unitholder	$(0.23)	$(0.23)	$(0.38)	$(0.41)

Weighted average limited partner units outstanding - basic and diluted:
Common units	80,939	79,842	80,927	79,347
Subordinated units	64,955	64,955	64,955	64,955

Distributions declared per limited partner unit	$—	$0.0565	$0.0600	$0.1130

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Partners’ Capital

(In Thousands, Except Unit Data)

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Balance at January 1, 2019	$377,880	80,844,319	$218,835	64,954,691	$596,715
Net loss	(7,168)	—	(9,653)	—	(16,821)
Cash distributions	(4,856)	—	—	—	(4,856)
Conversion of warrants, net	—	10,087	—	—	—
Equity-based compensation	233	—	—	—	233
Issuance of equity-based awards	—	84,815	—	—	—
Distribution equivalent rights on LTIP awards	(25)	—	—	—	(25)
Balance at March 31, 2019	$366,064	80,939,221	$209,182	64,954,691	$575,246
Net loss	(18,681)	—	(14,991)	—	(33,672)
Equity-based compensation	234	—	—	—	234
Balance at June 30, 2019	$347,617	80,939,221	$194,191	64,954,691	$541,808

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Balance at January 1, 2018	$421,161	77,644,489	$254,665	64,954,691	$675,826
Net loss	(9,789)	—	(11,780)	—	(21,569)
Cash distributions	(4,510)	—	—	—	(4,510)
Conversion of warrants, net	—	2,135,493	—	—	—
Equity-based compensation	177	—	—	—	177
Issuance of equity-based awards	—	46,556	—	—	—
Distribution equivalent rights on LTIP awards	(21)	—	—	—	(21)
Balance at March 31, 2018	$407,018	79,826,538	$242,885	64,954,691	$649,903
Net loss	(14,090)	—	(15,132)	—	(29,222)
Cash distributions	(4,510)	—	—	—	(4,510)
Conversion of warrants, net	—	94,527	—	—	—
Equity-based compensation	175	—	—	—	175
Distribution equivalent rights on LTIP awards	(18)	—	—	—	(18)
Balance at June 30, 2018	$388,575	79,921,065	$227,753	64,954,691	$616,328

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows from operating activities
Net loss	$(50,493)	$(50,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	89,792	106,732
Amortization of debt discount	1,419	1,326
Contract amortization and write-off	(3,522)	(71,844)
Accretion on asset retirement obligations	1,103	1,290
Equity-based compensation	467	352
Long-lived asset impairments	—	110,689
Insurance proceeds included in investing activities	—	(42,947)
Changes in operating assets and liabilities:
Accounts receivable	4,921	7,916
Due from/to affiliates, net	8,624	309
Inventories	(20,817)	(3,327)
Prepaid expenses and other assets	(4,723)	(5,050)
Prepaid royalties	(2,255)	3,154
Accounts payable	26,861	11,423
Accrued interest	(5,241)	10,848
Accrued expenses and other current and long-term liabilities	(5,616)	2,007
Other	352	201
Net cash provided by operating activities	40,872	82,288
Cash flows from investing activities
Investment in property, plant, equipment and development	(62,043)	(32,228)
Return of investment on financing arrangements with Murray Energy (affiliate)	1,663	1,539
Insurance proceeds	—	42,947
Net cash (used in) provided by investing activities	(60,380)	12,258
Cash flows from financing activities
Borrowings under revolving credit facility	89,000	50,000
Payments on revolving credit facility	(13,000)	(15,000)
Payments on long-term debt and finance lease obligations	(42,681)	(78,633)
Distributions paid	(4,856)	(9,020)
Payments on sale-leaseback and short-term financing arrangements	(6,242)	(5,312)
Net cash provided by (used in) financing activities	22,221	(57,965)
Net increase in cash and cash equivalents	2,713	36,581
Cash and cash equivalents, beginning of period	269	2,179
Cash and cash equivalents, end of period	$2,982	$38,760

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

The Partnership operates in a single reportable segment and currently owns four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Macoupin Energy, LLC (“Macoupin”); and Hillsboro Energy, LLC (“Hillsboro”). Mining operations at our Hillsboro complex had been idled since March 2015 due to a combustion event (the “Hillsboro Combustion Event”). In January 2019, we resumed production and development activities at our Hillsboro complex with one continuous miner unit.  Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern half of the United States, as well as overseas markets.

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

Disaggregation of Revenue

The following table disaggregates revenue by domestic and international markets:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(In Thousands)
Coal sales - Domestic	$131,212	$146,682	$272,161	$289,397
Coal sales - International	93,276	123,310	219,664	218,982
Total coal sales	$224,488	$269,992	$491,825	$508,379

Contract Balances

The following table provides information about balances associated with contracts with customers:

	June 30, 2019	December 31, 2018
	(In Thousands)
Receivables - Included in 'Accounts receivable'	$23,454	$27,521
Receivables - Included in 'Due from affiliates'	36,197	42,234
Total contract balances	$59,651	$69,755

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

4. Supplemental Cash Flow Information

The following is supplemental information to the condensed consolidated statement of cash flows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(In Thousands)
Supplemental disclosures of non-cash investing activities:
Depreciation, depletion and amortization capitalized into development costs	$6,383	$—
Short-term insurance financing	$1,202	$985

5. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
Trade accounts receivable	$23,454	$27,521
Other receivables	3,873	4,727
Total accounts receivable	$27,327	$32,248

6. Inventories, Net

Inventories, net consist of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
Parts and supplies	$17,646	$16,665
Raw coal	4,456	6,919
Clean coal	62,586	32,940
Total inventories	$84,688	$56,524

7. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
Land, land rights and mineral rights	$1,638,853	$1,631,939
Machinery and equipment	619,046	589,113
Machinery and equipment under finance leases	127,064	127,064
Buildings and structures	226,193	223,111
Development costs	70,214	41,717
Other	3,449	3,449
Property, plant, equipment and development	2,684,819	2,616,393
Less: accumulated depreciation, depletion and amortization	(571,346)	(467,824)
Property, plant, equipment and development, net	$2,113,473	$2,148,569

8. Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
Term Loan due 2022	$743,286	$762,906
Second Lien Notes due 2023	425,000	425,000
Revolving Credit Facility ($170.0 million capacity)	113,000	37,000
5.78% longwall financing arrangement	—	9,338
5.555% longwall financing arrangement	3,110	10,845
Finance lease obligations	7,918	13,906
Subtotal - Total long-term debt and finance lease obligations principal outstanding	1,292,314	1,258,995
Unamortized debt discounts	(9,473)	(10,892)
Total long-term debt and finance lease obligations	1,282,841	1,248,103
Less: current portion	(11,028)	(53,709)
Non-current portion of long-term debt and finance lease obligations	$1,271,813	$1,194,394

Term Loan due 2022

The Term Loan due 2022 bears interest at the borrower’s option of (a) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum. The Term Loan due 2022 also requires us to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions. The Excess Cash Flow Provisions are calculated annually and are payable 95 days after year-end.  During the three months ended June 30, 2019, we prepaid $19.6 million of outstanding borrowings under the Excess Cash Flow Provisions for the annual period ended December 31, 2018.

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

As of June 30, 2019, there was $113.0 million in outstanding borrowings under our Revolving Credit Facility and available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit of $12.3 million, was $44.7 million.

9. Related-Party Transactions

Overview

Affiliated entities of FELP principally include: (a) Murray Energy, owner of a 80% interest in our general partner, owner of all of the outstanding subordinated limited partner units, and owner of approximately 12% of the outstanding common limited partner units and (b) Foresight Reserves, its affiliates, and other entities owned and controlled by the estate of Chris Cline, the former majority owner and former chairman of our general partner. We routinely engage in transactions in the normal course of business with Murray Energy and its subsidiaries and Foresight Reserves and its affiliates. These transactions include, among others, production royalties, transportation services, administrative arrangements, coal handling and storage services, supply agreements, service agreements, land leases, land purchases, and sale-leaseback financing arrangements. We also acquire mining equipment from subsidiaries of Murray Energy.

Limited Partnership Agreement

FEGP manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to June 30, 2019.

Transactions with Murray Energy and Affiliates

Murray Energy Management Services Agreement

In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provided certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. Upon the exercise of the FEGP Option, FEGP entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments (currently $5.2 million per quarter as of June 30, 2019).

Murray Energy Transport Lease and Overriding Royalty Agreements

In April 2015, American Century Transport LLC (“American Transport”), a subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport leased to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at American Energy’s Century Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport receives from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million for an initial term of fifteen years. The Transport Lease is being accounted for as a direct financing lease.  The total remaining minimum payments under the Transport Lease was $74.5 million at June 30, 2019, with unearned income equal to $23.2 million. The unearned income is reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned. As of June 30, 2019, the outstanding Transport Lease financing receivable was $51.3 million, of which $3.3 million was classified as current in the consolidated balance sheet.

Also, in April 2015, American Century Minerals LLC (“American Century Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to American Century Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million and has an initial term of eighteen years. This overriding royalty was accounted for as a financing arrangement.  The total remaining minimum payments under the ORRA was $27.2 million at June 30, 2019, with unearned income equal to $16.0 million. The payments the Partnership receives with respect to the ORRA are reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned.  As of June 30, 2019, the outstanding ORRA financing receivable was $11.2 million, of which $0.3 million was classified as current in the consolidated balance sheet.

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

Murray Energy Transportation Arrangements

Murray Energy may transport coal under our transportation agreement with a third-party rail company, resulting in usage fees owed to the third-party rail company by the Partnership.  These usage fees are billed to Murray Energy, resulting in no impact to our consolidated statements of operations. The usage of the railway line with this third-party rail company by Murray Energy counts towards the minimum annual throughput volumes with the third-party rail company, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.  There were no usage fees during the three and six months ended June 30, 2019 and 2018, respectively.

We have an arrangement with Murray Energy whereby we utilized capacity on a Murray Energy transloading contract with a third-party, thereby allowing Murray Energy to reduce its exposure to certain contractual liquidated damage charges. To compensate the Partnership for the reduced contractual liquidated damages, Murray Energy reimbursed the Partnership $1.8 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $3.7 million and $4.6 million for the six month ended June 30, 2019 and 2018, respectively. The amounts are included in transportation on the consolidated statements of operations.

Similarly, we have an arrangement in which Murray Energy utilized capacity within our transportation network, thereby reducing our exposure to certain contractual liquidated damage charges. No capacity was utilized during the three and six months ended June 30, 2019.  To compensate Murray Energy for our reduced contractual liquidated damages, we reimbursed Murray Energy $0.9 million and $1.1 million for the three and six months ended June 30, 2018, respectively. The amounts are included in transportation on the consolidated statements of operations.

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

Reserves Investor Group

The Reserves Investor Group includes the estate of Christopher Cline, the Cline Resource and Development Company (“CRDC”), the four trusts established for the benefit of Mr. Cline’s children (the “Cline Trust”), and certain other limited liability companies owned or controlled by individuals with limited partner interests in Foresight Reserves through indirect ownership. Concurrent with and subsequent to certain refinancing transactions in March 2017, CRDC and the Cline Trust acquired investments in our Term Loan due 2022 and our Second Lien Notes due 2023 on consistent terms as the unaffiliated owners of these notes.

As of June 30, 2019, CRDC owned $9.9 million and $29.1 million of the outstanding principal on our Term Loan due 2022 and our Second Lien Notes due 2023, respectively.

As of June 30, 2019, the Cline Trust owned $9.9 million of the outstanding principal on our Term Loan due 2022. The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of June 30, 2019.

Beginning in 2019, we are party to an agreement with an affiliate of the Reserves Investor Group in which we receive royalties based on certain methane gas sales. Royalty revenues on this arrangement were not significant during the three and six months ended June 30, 2019.

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	June 30, 2019	December 31, 2018
		(In Thousands)
Murray Energy and affiliated entities (1)	Due from affiliates - current	$43,897	$49,613

Murray Energy and affiliated entities	Financing receivables - affiliate - current	$3,527	$3,392

Murray Energy and affiliated entities	Financing receivables - affiliate - noncurrent	$58,907	$60,705

Foresight Reserves and affiliated entities	Prepaid royalties - affiliate - current	$—	$2,000

Murray Energy and affiliated entities (1)	Due to affiliates - current	$16,462	$15,924
Foresight Reserves and affiliated entities	Due to affiliates - current	4,186	1,816
Total - Due to affiliates - current		$20,648	$17,740

(1) – Includes amounts due to/from Javelin, a joint venture partially owned by Murray Energy.

A summary of (income) expenses incurred with affiliated entities is as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(In Thousands)		(In Thousands)
Transactions with Murray Energy and Affiliated Entities (including Javelin)
Coal sales (1)	$(111,858)	$(121,328)	$(253,370)	$(206,410)
Purchased coal (6)	$2,090	$3,906	$4,465	$5,657
Transport Lease revenues (2)	$(1,784)	$(1,005)	$(2,999)	$(2,599)
ORRA revenues (2)	$(644)	$(426)	$(1,164)	$(1,127)
Terminal revenues (2)	$—	$—	$—	$(44)
Transportation services on certain export sales (4)	$2,683	$1,829	$4,994	$2,807
Sales and marketing expenses (7)	$1,339	$1,647	$3,407	$2,913
Goods and services purchased (5)	$1,353	$4,981	$3,125	$9,099
Goods and services provided (8)	$(47)	$(100)	$(72)	$(100)
Management services (7)	$4,429	$4,287	$8,714	$8,270
Transactions with Foresight Reserves and Affiliated Entities
Royalty expense (3)	$10,938	$10,724	$17,445	$16,111
Land leases (3), (4)	$29	$70	$111	$130

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

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the three month periods indicated:

	Three Months Ended June 30,			Three Months Ended June 30,
	2019			2018
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(18,681)	$(14,991)	$(33,672)	$(14,090)	$(15,132)	$(29,222)

Denominator:
Weighted-average units to calculate basic EPU	80,939	64,955	145,894	79,842	64,955	144,797
Plus: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	80,939	64,955	145,894	79,842	64,955	144,797

Basic net loss per unit	$(0.23)	$(0.23)	$(0.23)	$(0.18)	$(0.23)	$(0.20)
Diluted net loss per unit	$(0.23)	$(0.23)	$(0.23)	$(0.18)	$(0.23)	$(0.20)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended June 30, 2019 and 2018, approximately 0.4 million and 0.3 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during any period by the Warrants (defined in Note 11) outstanding.

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the six month periods indicated:

	Six Months Ended June 30,			Six Months Ended June 30,
	2019			2018
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)

Numerator:
Net loss available to limited partner units	$(25,849)	$(24,644)	$(50,493)	$(23,879)	$(26,912)	$(50,791)

Denominator:
Weighted-average units to calculate basic EPU	80,927	64,955	145,882	79,347	64,955	144,302
Plus: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	80,927	64,955	145,882	79,347	64,955	144,302

Basic net loss per unit	$(0.32)	$(0.38)	$(0.35)	$(0.30)	$(0.41)	$(0.35)
Diluted net loss per unit	$(0.32)	$(0.38)	$(0.35)	$(0.30)	$(0.41)	$(0.35)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the six months ended June 30, 2019 and 2018, approximately 0.4 million and 0.3 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during any period by the Warrants (defined in Note 11) outstanding.

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

As a result of a series of refinancing transactions in March 2017, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital. Therefore, the Warrants are no longer remeasured to fair value. As of June 30, 2019, there are 50,480 Warrants outstanding and exercisable into 14.3 common units of FELP at an exercise price of $0.7983 per common unit.

Long-Term Debt

The fair value of long-term debt as of June 30, 2019 and December 31, 2018 was $954.4 million and $1,166.6 million, respectively. The fair value of long-term debt was calculated based on (i) quoted prices in markets that are not active and (ii) the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms.  These are considered Level 2 and Level 3 fair value measurements, respectively.

12. Contingencies

Litigation Matters

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  As of June 30, 2019, we have $1.3 million accrued, in aggregate, for various litigation matters.

Insurance Recoveries

We are currently in discussions with our insurance providers in regards to further potential recoveries under our policy related to the Hillsboro Combustion Event. From the date of the Hillsboro Combustion Event through June 30, 2019, we have recognized $91.0 million of insurance recoveries related to the recovery of mitigation costs, losses on machinery and equipment, and business interruption insurance proceeds.  We continue to pursue additional remedies under our insurance policies; however, there can be no assurances that we will receive any further insurance recoveries related to this incident.

Performance Bonds

We had outstanding surety bonds with third parties of $96.8 million as of June 30, 2019 to secure reclamation and other performance commitments.

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

Leases	Balance Sheet Location	June 30, 2019
		(In Thousands)
Assets
Operating lease right-of-use assets	Other assets	$6,141
Operating lease right-of-use assets - affiliate	Other assets	1,912
Finance lease right-of-use assets (1)	Property, plant, equipment, and development, net	51,053
Total lease right-of-use assets		$59,106

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$3,144
Operating lease liabilities - affiliate	Accrued expenses and other current liabilities	174
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	7,918
Non-current:
Operating lease liabilities	Other long-term liabilities	2,997
Operating lease liabilities - affiliate	Other long-term liabilities	1,738
Finance lease liabilities	Long-term debt and finance lease obligations	—
Total lease liabilities		$15,971

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $76.0 million as of June 30, 2019.

Lease Cost	Statement of Operations Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
		(In Thousands)
Operating lease cost (2)	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation; Selling, general and administrative	$949	$2,093
Operating lease cost - affiliate	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation	29	111
Variable operating lease cost (1)	Cost of coal produced (excluding depreciation, depletion and amortization)	2,192	4,792
Finance lease cost:
Amortization of right-of-use assets	Depreciation, depletion and amortization	3,602	7,204
Interest on lease liabilities	Interest expense, net	134	310
Total lease cost		$6,906	$14,510

(1)

Variable operating lease cost consists primarily of contingent rental payments related to the rail loadout facility at Williamson Energy.  We pay contingent rental fees, net of a fixed per ton amount received for maintaining the facility, on each ton of coal passed through the rail loadout facility.

(2)	Includes any short-term lease cost and sublease income, which are not material.

Lease Terms and Discount Rates	June 30, 2019

Weighted-average remaining lease term (years)
Operating leases	5.5
Operating leases - affiliate	19.3
Finance leases	0.4
Weighted-average discount rate
Operating leases	7.00%
Operating leases - affiliate	7.00%
Finance leases	5.81%

Other Information	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$884	$1,942
Operating cash flows from operating leases - affiliate	6	62
Operating cash flows from finance leases	145	329
Financing cash flows from finance leases	3,015	5,989
Lease assets obtained in exchange for new operating lease liabilities	558	1,928

The following presents future minimum lease payments, by year, with initial terms greater than one year, as of June 30, 2019:

	Operating Leases	Operating Leases – Affiliate	Finance Leases	Total
	(In Thousands)
2019 (remaining)	$1,955	$112	$8,060	$10,127
2020	2,202	175	—	2,377
2021	1,179	175	—	1,354
2022	231	176	—	407
2023	231	176	—	407
Thereafter	1,739	2,676	—	4,415
Total lease payments	7,537	3,490	8,060	19,087
Less: interest	(1,396)	(1,578)	(142)	(3,116)
Total lease liabilities	$6,141	$1,912	$7,918	$15,971

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

At June 30, 2019 and December 31, 2018, the carrying value of the Macoupin Sale-Leaseback was $130.4 million and $131.4 million, respectively. The effective interest rate on the financing obligation was 14.8% and 14.8% as of June 30, 2019 and December 31, 2018, respectively. Interest expense was $4.3 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, and $8.9 million and $9.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, interest of $0.8 million and $0.5 million, respectively, was accrued in the condensed consolidated balance sheets for the Macoupin Sale-Leaseback.

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

At June 30, 2019 and December 31, 2018, the carrying value of the Sugar Camp Sale-Leaseback was $63.8 million and $65.1 million, respectively. The effective interest rate on the financing, which is derived from the timing and tons of coal to be mined as set forth in the current mine plan and the related cash payments, was 8.1% and 8.1% at June 30, 2019 and December 31, 2018, respectively. Interest expense was $1.1 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, interest of $0.1 million and $0.2 million, respectively, was accrued in the consolidated balance sheets for the Sugar Camp Sale-Leaseback.

Sale-Leaseback Maturity Tables

The following summarizes the maturities of expected principal payments, based on current mine plans, on the Partnership’s sale-leaseback financing arrangements and the associated accrued interest at June 30, 2019:

	Sale-Leaseback Financing Arrangements	Accrued Interest
	(In Thousands)
2019 (remaining)	$4,131	$904
2020	6,357	—
2021	7,634	—
2022	9,056	—
2023	9,977	—
Thereafter	156,991	—
Total	$194,146	$904

The aggregate amounts of remaining minimum lease payments on the Partnership’s sale-leaseback financing arrangements are $215.8 million. Minimum payments from June 30, 2019 through 2023 are as follows:

	2019 (remaining)	2020	2021	2022	2023
Minimum lease payments	$10,500	$21,000	$21,000	$21,000	$21,000

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

Mining operations at Hillsboro were idle since March 2015 due to a combustion event. In October 2018, we reached a settlement of various litigation matters arising from the combustion event.  In January 2019, we resumed production and development activities at Hillsboro with one continuous miner unit.  We continue to evaluate our future options at Hillsboro.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

Coal Sales. The following table summarizes coal sales information during the three months ended June 30, 2019 and 2018 (in thousands, except per ton data).

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Variance
Coal sales	$224,488	$269,992	$(45,504)	-16.9%
Tons sold	5,005	5,867	(862)	-14.7%
Coal sales realization per ton sold(1)	$44.85	$46.02	$(1.17)	-2.5%
Netback to mine realization per ton sold(2)	$34.90	$35.96	$(1.06)	-2.9%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decrease in coal sales revenue from the prior year period was due to lower coal sales volumes combined with lower coal sales realization per ton sold.  Coal sales volumes for the three months ended June 30, 2019 were lower as compared to the prior year period due primarily to lower sales volumes placed into the export market.  Declining API2 pricing on export volumes resulted in lower overall coal sales realizations.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended June 30, 2019 and 2018 (in thousands, except per ton data).

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Variance
Cost of coal produced (excluding depreciation, depletion and amortization)	$122,216	$136,982	$(14,766)	-10.8%
Produced tons sold	4,960	5,779	(819)	-14.2%
Cash cost per ton sold(1)	$24.64	$23.70	$0.94	4.0%

Tons produced	5,416	5,419	(3)	-0.1%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year period was due to an overall decrease in produced tons sold offset by an increase in the cash cost per ton sold.  The increase in cash cost per ton sold was primarily a function of the decrease in produced tons sold.

Cost of Coal Purchased.  From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $2.1 million and $3.9 million during the three months ended June 30, 2019 and 2018, respectively.

Transportation. Our cost of transportation for the three months ended June 30, 2019 decreased approximately $9.2 million from the three months ended June 30, 2018 due to a decrease in produced tons sold and a larger percentage of our sales going to the export market during the prior year period, which have higher associated transportation and transloading costs. These decreases were slightly offset by increases due to high river levels at the export facilities near New Orleans.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to a lower depreciable asset base resulting from the aggregate impairment charge at our Hillsboro complex in the prior year period, as well as $3.2 million of depreciation, depletion and amortization capitalized into development cost associated with our Hillsboro complex during the current period.

Contract Amortization and Write-off. During the three months ended June 30, 2019 and 2018, we recorded amortization benefit of $1.8 million and $70.4 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities.  Included in the prior year period was a benefit of $69.1 million associated with the write-off of an unfavorable royalty agreement.

Selling, General and Administrative.  The decrease in selling, general and administrative expense for the three months ended June 30, 2019 as compared to the prior year period was primarily due to decreased sales and marketing expenses resulting from lower sales volumes and legal expenses incurred in the prior year period associated with the Hillsboro and Macoupin litigation matters settled in October of 2018.

Long-lived Asset Impairments.  During the three months ended June 30, 2018, we recorded an aggregate impairment charge of $110.7 million related to certain long-lived assets and mineral reserves associated with our Hillsboro complex.

Other Operating (Income) Expense, Net.  Other operating (income) expense, net for the three months ended June 30, 2018, included the receipt of $43.0 million in payments from insurance companies related to the Hillsboro combustion event.

Interest Expense, Net.  Interest expense, net for the three months ended June 30, 2019 was comparable to the three months ended June 30, 2018 primarily as a result of lower overall outstanding principal balances offset by additional outstanding borrowings on our revolving credit facility.

Adjusted EBITDA. Adjusted EBITDA decreased $59.0 million from the prior year period due to the receipt of insurance proceeds in the prior year period combined with overall decreased sales volumes, lower coal sales realization per ton, and higher cost per ton sold in the current year period. The table below reconciles net loss to Adjusted EBITDA for the three months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net loss(1)	$(33,672)	$(29,222)
Interest expense, net	36,618	37,035
Depreciation, depletion and amortization	43,244	55,312
Accretion on asset retirement obligations	552	559
Contract amortization and write-off	(1,836)	(70,424)
Equity-based compensation	234	175
Long-lived asset impairments	—	110,689
Adjusted EBITDA	$45,140	$104,124

(1) - Included in net loss during the three months ended June 30, 2018 was insurance proceeds of $44.1 million from the Hillsboro mine combustion event.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Coal Sales. The following table summarizes coal sales information during the six months ended June 30, 2019 and 2018 (in thousands, except per ton data).

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Variance

Coal sales	$491,825	$508,379	$(16,554)	-3.3%
Tons sold	10,701	11,107	(406)	-3.7%
Coal sales realization per ton sold(1)	$45.96	$45.77	$0.19	0.4%
Netback to mine realization per ton sold(2)	$35.81	$36.27	$(0.46)	-1.3%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decrease in coal sales revenue from the prior year period was due to lower coal sales volumes.  Coal sales volumes for the six months ended June 30, 2019 were lower as compared to the prior year period due primarily to lower sales volumes placed into the export market.  Although API2 pricing has declined significantly during the six months ended June 30, 2019, our contracted position allowed us to maintain overall comparable coal sales realizations on export tons.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the six months ended June 30, 2019 and 2018 (in thousands, except per ton data).

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Variance
Cost of coal produced (excluding depreciation, depletion and amortization)	$256,197	$257,552	$(1,355)	-0.5%
Produced tons sold	10,606	10,978	(372)	-3.4%
Cash cost per ton sold(1)	$24.16	$23.46	$0.70	3.0%

Tons produced	11,481	11,086	395	3.6%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year period was due to an overall decrease in produced tons sold offset by an increase in the cash cost per ton sold.  The increase in cash cost per ton sold was primarily a function of the decrease in produced tons sold.

Cost of Coal Purchased.  From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $4.5 million and $5.7 million during the six months ended June 30, 2019 and 2018, respectively.

Transportation. Our cost of transportation for the six months ended June 30, 2019 was comparable to the six months ended June 30, 2018, with slight increases due to high river levels at the export facilities near New Orleans.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to a lower depreciable asset base resulting from the aggregate impairment charge at our Hillsboro complex in the prior year period, as well as $6.4 million of depreciation, depletion and amortization capitalized into development cost associated with our Hillsboro complex during the current period.

Contract Amortization and Write-off. During the six months ended June 30, 2019 and 2018, we recorded amortization benefit of $3.5 million and $71.8 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities.  Included in the prior year period was a benefit of $69.1 million associated with the write-off of an unfavorable royalty agreement.

Selling, General and Administrative.  The decrease in selling, general and administrative expense for the six months ended June 30, 2019 as compared to the prior year period was primarily due to legal expenses incurred in the prior year period associated with the Hillsboro and Macoupin litigation matters settled in October of 2018.

Long-lived Asset Impairments.  During the six months ended June 30, 2018, we recorded an aggregate impairment charge of $110.7 million related to certain long-lived assets and mineral reserves associated with our Hillsboro complex.

Other Operating (Income) Expense, Net.  Other operating (income) expense, net for the six months ended June 30, 2018, included the receipt of $43.0 million in payments from insurance companies related to the Hillsboro combustion event.

Interest Expense, Net.  Interest expense, net for the six months ended June 30, 2019 was comparable to the six months ended June 30, 2018 primarily as a result of lower overall outstanding principal balances offset by additional outstanding borrowings on our revolving credit facility.

Adjusted EBITDA. Adjusted EBITDA decreased $58.5 million from the prior year period due to the receipt of insurance proceeds in the prior year period combined with overall decreased sales volumes, lower coal sales realization per ton, and higher cost per ton sold in the current year period.  The table below reconciles net loss to Adjusted EBITDA for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net loss(1)	$(50,493)	$(50,791)
Interest expense, net	73,328	72,708
Depreciation, depletion and amortization	89,792	106,732
Accretion on asset retirement obligations	1,103	1,290
Contract amortization and write-off	(3,522)	(71,844)
Equity-based compensation	467	352
Long-lived asset impairments	—	110,689
Adjusted EBITDA	$110,675	$169,136

(1) - Included in net loss during the six months ended June 30, 2018 was insurance proceeds of $44.1 million from the Hillsboro mine combustion event.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). Our primary sources of operating liquidity consist of cash generated from operations, cash on hand, and a $170.0 million revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2019, we had $3.0 million of cash on hand and available borrowing capacity under the Revolving Credit Facility (net of outstanding letters of credit) of $44.7 million.

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

During the three months ended June 30, 2019, we prepaid $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2018.  The prepayment was payable 95 days after year-end.

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

Changes in Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(In Thousands)
Net cash provided by operating activities	$40,872	$82,288
Net cash (used in) provided by investing activities	$(60,380)	$12,258
Net cash provided by (used in) financing activities	$22,221	$(57,965)

For the six months ended June 30, 2019, net cash provided by operating activities was $40.9 million compared to $82.3 million provided by operating activities for the six months ended June 30, 2018. The decrease in cash provided by operating activities for the current period is primarily the result of decreased coal sales revenues and various working capital variances.  Significant working capital variances as compared to the prior period included:

•	a $8.3 million favorable due from/to affiliates, net variance which is a function of the timing of coal shipments with Murray Energy and its affiliates;
•	a $17.5 million unfavorable inventory variance resulting from increased coal inventory levels and the varying composition of coal inventory levels between the mine sites and export terminals;
•	a $8.1 million unfavorable variance in accounts receivable and other assets which is a function of the timing of cash receipts;
•	a $7.8 million favorable variance in accounts payable and accrued expenses which is a function of the timing of vendor payments; and
•	a $16.1 million unfavorable variance in accrued interest which is a function of the timing of interest payments on our long-term debt obligations.

For the six months ended June 30, 2019, net cash used in investing activities was $60.4 million compared to $12.3 million net cash provided by investing activities for the six months ended June 30, 2018.  Cash used in investing activities in the current year period resulted primarily from increased capital expenditures associated with land purchases from New River Royalty, a new portal at our Sugar Camp complex, and development of our Hillsboro complex.  Cash provided by investing activities in the prior year period was the result of the receipt of $43.0 million of insurance recoveries offset by $32.2 million in capital expenditures.

For the six months ended June 30, 2019, net cash provided by financing activities was $22.2 million compared to $58.0 million used in financing activities for the six months ended June 30, 2018. Cash provided by financing activities in the current year period resulted from $76.0 million in net borrowings on the Revolving Credit Facility offset by $42.7 million in payments on long-term debt and finance lease obligations, $6.2 million in payments on sale-leaseback and short-term financing arrangements, and $4.9 million in distributions paid to common unitholders.  In the prior year period, cash used in financing activities primarily related to $78.6 million in payments on long-term debt and finance lease obligations and $9.0 million in distributions paid to common unitholders, offset by $35 million in net borrowings on the Revolving Credit Facility.

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

As of June 30, 2019, $743.3 million in principal was outstanding under the Term Loan due 2022 and there was $113.0 million in borrowings outstanding under the Revolving Credit Facility. During the three months ended June 30, 2019, we prepaid $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2018.  The prepayment was payable 95 days after year-end.

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

Longwall Financing Arrangements and Finance Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as finance lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. Aggregate termination payments of $2.8 million are due at the end of the lease terms. As of June 30, 2019, $7.9 million was outstanding under these finance lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and is due semiannually in March and September until maturity. Principal is due in semiannual payments through maturity. The maturity date of the 5.555% longwall financing arrangement is September 2019.  In addition, certain covenants and definitions in the credit agreements and guaranty agreements conform to the covenants and definitions in the Credit Facilities. The outstanding balance as of June 30, 2019 was $3.1 million.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement is collateralized by the longwall equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and is due semiannually in June and December until maturity. Principal is due in semiannual payments through maturity. The maturity date of the 5.78% longwall financing arrangement was June 2019. In addition, certain covenants and definitions in the credit agreements and guaranty agreements conform to the covenants and definitions in the Credit Facilities. There is no outstanding balance as of June 30, 2019, and all amounts associated with the 5.78% longwall financing arrangement have been repaid.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP, a subsidiary of Natural Resource Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement had a carrying value of $130.4 million as of June 30, 2019 and an effective interest rate of 14.8%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC (“HOD”), a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting. The Sugar Camp financing arrangement had a carrying value of $63.8 million as of June 30, 2019 and an effective interest rate of 8.1%.

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

From time to time, we use bank letters of credit to primarily secure our obligations for certain employee and environmental obligations. At June 30, 2019, we had $12.3 million of letters of credit outstanding, which were secured by our Revolving Credit Facility.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $96.8 million as of June 30, 2019 to secure reclamation and other performance commitments.

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

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2019, of our nearly $1.3 billion in long-term debt and finance lease obligations outstanding, $856.3 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. A one percentage point increase in the interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $8.6 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed under Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 27, 2019, which risks could have a material adverse effect on our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, operations, financial condition or future results. There have been no material changes during the three months ended June 30, 2019 to the risk factors previous disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2019 other than as disclosed below:

We were notified by the NYSE that we were not in compliance with certain NYSE continued listing requirements.  Our disclosure of the notice of non-compliance could negatively affect our business, financial condition, and results of operations.

On June 13, 2019, we received a notice from the NYSE that we were not in compliance with a NYSE continued listing standard because our average closing price per common unit for a consecutive 30-trading-day period was less than $1.00. Our non-compliance with the NYSE continued listing requirements could adversely affect our relationships with our suppliers, customers, and potential customers and their decisions to conduct business with us. Such decisions could negatively affect our business, financial condition, and results of operations.

If we do not regain compliance, our common units will be subject to the NYSE’s suspension and delisting procedures.  A suspension or delisting could adversely affect our relationships with our suppliers, customers, and potential customers and their decisions to conduct business with us. Such decisions could negatively affect our business, financial condition, and results of operations. In addition, a suspension or delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees and members of management by means of equity-based compensation.

In the event of a delisting, our common units could be traded over-the-counter. In the event of such trading, it is likely that there would be significantly less liquidity in the trading of our common units, decreases in institutional and other investor demand for our common units, coverage by securities analysts, market making activity and information available concerning trading prices and volume, and fewer broker-dealers willing to execute trades in our common units. The occurrence of any of these events could result in a further decline in the market price of our common units.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended June 30, 2019) filed in XBRL. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”.

*	Filed herewith.

**	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2019.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Robert D. Moore
Robert D. Moore
Chairman of the Board, President and Chief Executive Officer

/s/ Jeremy J. Harrison
Jeremy J. Harrison
Principal Financial Officer and Chief Accounting Officer