Form 10-Q
period 2019-09-30
Foresight Energy LP
filed 2019-11-12
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36503

Foresight Energy LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0778894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 North Broadway, Suite 2600, Saint Louis, MO	63102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (314) 932-6160

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	FELP	New York Stock Exchange (“NYSE”)*

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

As of November 1, 2019, the registrant had 80,996,773 common units and 64,954,691 subordinated units outstanding.

*On November 8, 2019, Foresight Energy LP was notified by the NYSE that its common units will be delisted. On November 12, 2019, the common units commenced trading on the OTCQX® Best Market under the symbol “FELPU.”

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

Unaudited Condensed Consolidated Balance Sheets

(In Thousands)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$42,256	$269
Accounts receivable	26,394	32,248
Due from affiliates	21,646	49,613
Financing receivables - affiliate	3,597	3,392
Inventories, net	94,644	56,524
Prepaid royalties - affiliate	—	2,000
Deferred longwall costs	23,627	14,940
Other prepaid expenses and current assets	8,827	10,872
Contract-based intangibles	637	1,326
Total current assets	221,628	171,184
Property, plant, equipment and development, net	2,084,596	2,148,569
Financing receivables - affiliate	57,981	60,705
Prepaid royalties, net	9,211	2,678
Other assets	11,965	4,311
Contract-based intangibles	182	726
Total assets	$2,385,563	$2,388,173
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt and finance lease obligations	$4,859	$53,709
Current portion of sale-leaseback financing arrangements	6,444	6,629
Accrued interest	32,976	24,304
Accounts payable	128,804	99,735
Accrued expenses and other current liabilities	55,936	67,466
Asset retirement obligations	6,578	6,578
Due to affiliates	15,220	17,740
Contract-based intangibles	6,688	8,820
Total current liabilities	257,505	284,981
Long-term debt and finance lease obligations	1,316,551	1,194,394
Sale-leaseback financing arrangements	185,983	189,855
Asset retirement obligations	39,568	38,966
Other long-term liabilities	15,845	16,428
Contract-based intangibles	62,176	66,834
Total liabilities	1,877,628	1,791,458
Limited partners' capital:
Common unitholders (80,997 and 80,844 units outstanding as of September 30, 2019 and December 31, 2018, respectively)	328,927	377,880
Subordinated unitholder (64,955 units outstanding as of September 30, 2019 and December 31, 2018)	179,008	218,835
Total partners' capital	507,935	596,715
Total liabilities and partners' capital	$2,385,563	$2,388,173

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues:
Coal sales	$181,455	$291,987	$673,280	$800,366
Other revenues	1,627	1,949	5,790	5,718
Total revenues	183,082	293,936	679,070	806,084

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	93,655	133,670	349,852	391,222
Cost of coal purchased	1,990	6,312	6,455	11,969
Transportation	34,106	61,239	142,730	166,716
Depreciation, depletion and amortization	43,850	52,780	133,642	159,512
Contract amortization and write-off	(2,034)	(4,855)	(5,556)	(76,699)
Accretion on asset retirement obligations	551	558	1,654	1,848
Selling, general and administrative	6,724	10,465	23,379	28,774
Long-lived asset impairments	—	—	—	110,689
Other operating (income) expense, net	(55)	24,849	(216)	(18,782)
Operating income	4,295	8,918	27,130	30,835
Other expenses
Interest expense, net	37,225	36,619	110,553	109,327
Debt restructuring costs	1,176	—	1,176	—
Net loss	$(34,106)	$(27,701)	$(84,599)	$(78,492)

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(18,923)	$(13,298)	$(44,772)	$(37,177)
Subordinated unitholder	$(15,183)	$(14,403)	$(39,827)	$(41,315)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(0.23)	$(0.17)	$(0.55)	$(0.47)
Subordinated unitholder	$(0.23)	$(0.22)	$(0.61)	$(0.64)

Weighted average limited partner units outstanding - basic and diluted:
Common units	80,959	80,505	80,938	79,737
Subordinated units	64,955	64,955	64,955	64,955

Distributions declared per limited partner unit	$—	$0.0565	$0.0600	$0.1695

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Partners’ Capital

(In Thousands, Except Unit Data)

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Balance at January 1, 2019	$377,880	80,844,319	$218,835	64,954,691	$596,715
Net loss	(7,168)	—	(9,653)	—	(16,821)
Cash distributions	(4,856)	—	—	—	(4,856)
Conversion of warrants, net	—	10,087	—	—	—
Equity-based compensation	233	—	—	—	233
Issuance of equity-based awards	—	84,815	—	—	—
Distribution equivalent rights on LTIP awards	(25)	—	—	—	(25)
Balance at March 31, 2019	$366,064	80,939,221	$209,182	64,954,691	$575,246
Net loss	(18,681)	—	(14,991)	—	(33,672)
Equity-based compensation	234	—	—	—	234
Balance at June 30, 2019	$347,617	80,939,221	$194,191	64,954,691	$541,808
Net loss	(18,923)	—	(15,183)	—	(34,106)
Equity-based compensation	233	—	—	—	233
Issuance of equity-based awards	—	57,552	—	—	—
Balance at September 30, 2019	$328,927	80,996,773	$179,008	64,954,691	$507,935

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Balance at January 1, 2018	$421,161	77,644,489	$254,665	64,954,691	$675,826
Net loss	(9,789)	—	(11,780)	—	(21,569)
Cash distributions	(4,510)	—	—	—	(4,510)
Conversion of warrants, net	—	2,135,493	—	—	—
Equity-based compensation	177	—	—	—	177
Issuance of equity-based awards	—	46,556	—	—	—
Distribution equivalent rights on LTIP awards	(21)	—	—	—	(21)
Balance at March 31, 2018	$407,018	79,826,538	$242,885	64,954,691	$649,903
Net loss	(14,090)	—	(15,132)	—	(29,222)
Cash distributions	(4,510)	—	—	—	(4,510)
Conversion of warrants, net	—	94,527	—	—	—
Equity-based compensation	175	—	—	—	175
Distribution equivalent rights on LTIP awards	(18)	—	—	—	(18)
Balance at June 30, 2018	$388,575	79,921,065	$227,753	64,954,691	$616,328
Net loss	(13,298)	—	(14,403)	—	(27,701)
Cash distributions	(4,554)	—	—	—	(4,554)
Conversion of warrants, net	—	877,931	—	—	—
Equity-based compensation	178	—	—	—	178
Issuance of equity-based awards	—	45,323	—	—	—
Distribution equivalent rights on LTIP awards	(17)	—	—	—	(17)
Balance at September 30, 2018	$370,884	80,844,319	$213,350	64,954,691	$584,234

See accompanying notes.

Foresight Energy LP

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows from operating activities
Net loss	$(84,599)	$(78,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	133,642	159,512
Amortization of debt discount	2,157	2,015
Contract amortization and write-off	(5,556)	(76,699)
Accretion on asset retirement obligations	1,654	1,848
Equity-based compensation	700	530
Long-lived asset impairments	—	110,689
Insurance proceeds included in investing activities	—	(42,947)
Changes in operating assets and liabilities:
Accounts receivable	5,854	(3,425)
Due from/to affiliates, net	25,447	16,637
Inventories	(26,927)	(10,307)
Prepaid expenses and other assets	(5,764)	(244)
Prepaid royalties	(4,533)	2,955
Accounts payable	29,069	19,626
Accrued interest	8,672	12,932
Accrued expenses and other current and long-term liabilities	(16,062)	18,667
Other	(517)	307
Net cash provided by operating activities	63,237	133,604
Cash flows from investing activities
Investment in property, plant, equipment and development	(80,862)	(50,872)
Return of investment on financing arrangements with Murray Energy (affiliate)	2,519	2,394
Insurance proceeds	—	42,947
Net cash used in investing activities	(78,343)	(5,531)
Cash flows from financing activities
Borrowings under revolving credit facility	133,000	50,000
Payments on revolving credit facility	(13,000)	(22,000)
Payments on long-term debt and finance lease obligations	(48,850)	(93,877)
Distributions paid	(4,856)	(13,574)
Payments on sale-leaseback and short-term financing arrangements	(9,201)	(7,731)
Net cash provided by (used in) financing activities	57,093	(87,182)
Net increase in cash and cash equivalents	41,987	40,891
Cash and cash equivalents, beginning of period	269	2,179
Cash and cash equivalents, end of period	$42,256	$43,070

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

On April 16, 2015, Murray Energy Corporation and its subsidiaries and affiliates (“Murray Energy”) and Foresight Reserves completed a transaction whereby Murray Energy acquired a 34% voting interest in FEGP and all of the outstanding subordinated units of FELP, representing a 50% ownership of the Partnership’s limited partner units outstanding at that time. On March 28, 2017, Murray Energy acquired an additional 46% voting interest in FEGP, thereby increasing Murray Energy’s voting interest in FEGP to 80%.

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

Liquidity, Capital Resources, Debt Obligations, and Potential Going Concern Considerations

The Partnership’s primary sources of liquidity consist of cash generated from operations, cash on hand, and a $170.0 million revolving credit facility (the “Revolving Credit Facility”).  As of September 30, 2019, we had $42.3 million of cash on hand and no meaningful borrowing availability under the Revolving Credit Facility.  Outstanding borrowings and letters of credit under the Revolving Credit Facility were $157.0 million and $12.3 million, respectively, as of September 30, 2019.

On October 1, 2019, FELLC and Foresight Energy Finance Corporation (together, the “Issuers”), wholly owned subsidiaries of the Partnership, elected to exercise the grace period with respect to the interest payment due under the indenture (the “Indenture”) governing the Issuers’ 11.50% Second Lien Senior Secured Notes due 2023 (the “Second Lien Notes due 2023”).  The election to exercise the grace period extended the time period the Issuers have to make the approximately $24.4 million interest payment without triggering an event of default under the Indenture.

On October 23, 2019, the Issuers sought the consent of the holders (the “Holders”) of the Second Lien Notes due 2023 to amend (such amendments, the “Amendments”) the Indenture and sought the consent of the Holders to waive (such waiver, the “Waivers”) certain Defaults or Events of Defaults arising under the Indenture, in each case, as more fully described below.

As of October 30, 2019, the Issuers received consents to the amendments from Holders of at least a majority in aggregate principal amount of the outstanding Second Lien Notes due 2023 not owned by the Issuers or their affiliates. As a result, on October 30, 2019, the Issuers, the guarantors party thereto and Wilmington Trust, National Association, the trustee for the Second Lien Notes due 2023, entered into a supplemental indenture (the “Supplemental Indenture”) providing for the Amendments to the Indenture.

The Amendments (i) amend Section 6.01(b) of the Indenture to extend the grace period for payment of interest due on the Second Lien Notes due 2023 from 30 days to 90 days and (ii) amend Section 4.03(d) of the Indenture to exclude the fiscal period ended September 30, 2019 from the requirement that the Issuers hold a publicly accessible conference call to discuss the Issuers’ financial information for the relevant fiscal period.

As of October 30, 2019, Holders of at least a majority in aggregate principal amount of the outstanding Second Lien Notes due 2023 not owned by the Issuers or their affiliates also delivered Waivers that waived any Default or Event of Default, including under Section 6.01(b) of the Indenture, arising as a result of the Issuers’ failure to make the interest payment that was due to be paid by the Issuers on October 1, 2019.  The Waivers did not waive any obligation of the Issuers to make such payment of interest, or the right of any Holder to receive such payment (including as contemplated by Section 6.07 of the Indenture).

The credit agreement governing our Credit Facilities requires that we comply on a quarterly basis with a maximum net first lien secured leverage ratio, currently 3.50:1.00 and stepping down by 0.25x in the first quarter 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility.  We were in compliance with the maximum net first lien secured leverage ratio as of September 30, 2019.  However, if current economic and market conditions persist, we can offer no assurance that we will be in compliance with all obligations and covenants measured as of future quarterly periods within the next 12 months or that we will be able to obtain waivers or other relief from the applicable lenders under the Credit Facilities, as necessary.  If we are unable to obtain waivers or other relief, the Partnership would be in default under the Revolving Credit Facility.  In such event, the lenders under the Revolving Credit Facility may immediately declare all outstanding indebtedness under the Revolving Credit Facility due and payable.  After such declaration, the lenders under the Term Loan due 2022 could immediately declare all indebtedness under the Term Loan due 2022 due and payable.

The Partnership continues to engage in discussions with its creditor constituencies and is exploring potential restructuring alternatives.  As a result of these discussions and potential restructuring efforts, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors, under certain circumstances, could force us into an involuntary bankruptcy or liquidation. If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would likely be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our partnership units would be lost and that our unitholders would lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, could receive substantially less than the amount of their claims.

During the three and nine months ended September 30, 2019, we incurred legal and financial advisor fees of $1.2 million related to the above issues, which have been recorded as debt restructuring costs in the condensed consolidated statements of operations.  We expect legal and financial advisor fees to continue to be substantial until such time as the above issues are remediated, if at all.

The conditions and circumstances above raise substantial doubt about the Partnership’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

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

Disaggregation of Revenue

The following table disaggregates revenue by domestic and international markets:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(In Thousands)		(In Thousands)
Coal sales - Domestic	$146,671	$151,196	$418,832	$440,593
Coal sales - International	34,784	140,791	254,448	359,773
Total coal sales	$181,455	$291,987	$673,280	$800,366

Contract Balances

The following table provides information about balances associated with contracts with customers:

	September 30, 2019	December 31, 2018
	(In Thousands)
Receivables - Included in 'Accounts receivable'	$23,384	$27,521
Receivables - Included in 'Due from affiliates'	19,105	42,234
Total contract balances	$42,489	$69,755

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

4. Supplemental Cash Flow Information

The following is supplemental information to the condensed consolidated statement of cash flows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(In Thousands)
Supplemental disclosures of non-cash investing activities:
Depreciation, depletion and amortization capitalized into development costs	$9,284	$—
Short-term insurance financing	$1,202	$985

5. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
Trade accounts receivable	$23,384	$27,521
Other receivables	3,010	4,727
Total accounts receivable	$26,394	$32,248

6. Inventories, Net

Inventories, net consist of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
Parts and supplies	$19,162	$16,665
Raw coal	3,535	6,919
Clean coal	71,947	32,940
Total inventories	$94,644	$56,524

7. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
Land, land rights and mineral rights	$1,638,853	$1,631,939
Machinery and equipment	624,448	589,113
Machinery and equipment under finance leases	127,064	127,064
Buildings and structures	229,483	223,111
Development costs	83,222	41,717
Other	3,469	3,449
Property, plant, equipment and development	2,706,539	2,616,393
Less: accumulated depreciation, depletion and amortization	(621,943)	(467,824)
Property, plant, equipment and development, net	$2,084,596	$2,148,569

8. Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
Term Loan due 2022	$743,286	$762,906
Second Lien Notes due 2023	425,000	425,000
Revolving Credit Facility ($170.0 million capacity)	157,000	37,000
5.78% longwall financing arrangement	—	9,338
5.555% longwall financing arrangement	—	10,845
Finance lease obligations	4,859	13,906
Subtotal - Total long-term debt and finance lease obligations principal outstanding	1,330,145	1,258,995
Unamortized debt discounts	(8,735)	(10,892)
Total long-term debt and finance lease obligations	1,321,410	1,248,103
Less: current portion	(4,859)	(53,709)
Non-current portion of long-term debt and finance lease obligations	$1,316,551	$1,194,394

Term Loan due 2022

The Term Loan due 2022 bears interest at the borrower’s option of (a) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum. The Term Loan due 2022 also requires us to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions. The Excess Cash Flow Provisions are calculated annually and are payable 95 days after year-end.  During the nine months ended September 30, 2019, we prepaid $19.6 million of outstanding borrowings under the Excess Cash Flow Provisions for the annual period ended December 31, 2018.

Second Lien Notes due 2023

The Second Lien Notes due 2023 have a maturity date of April 1, 2023 and bear interest at a rate of 11.50% per annum, payable in cash semi-annually on April 1 and October 1.

On October 1, 2019, the Issuers elected to exercise the grace period with respect to the interest payment due under the Indenture governing the Second Lien Notes due 2023. The election to exercise the grace period extended the time period the Issuers have to make the approximately $24.4 million interest payment without triggering an event of default under the Indenture.

On October 23, 2019, the Issuers sought the consent of the Holders of the Second Lien Notes due 2023 to amend (such amendments, the “Amendments”) the Indenture and sought the consent of the Holders to waive (such waiver, the “Waivers”) certain Defaults or Events of Defaults arising under the Indenture, in each case, as more fully described below.

As of October 30, 2019, the Issuers received consents to the Amendments from Holders of at least a majority in aggregate principal amount of the outstanding Second Lien Notes due 2023 not owned by the Issuers or their affiliates. As a result, on

October 30, 2019, the Issuers, the guarantors party thereto and Wilmington Trust, National Association, the trustee for the

Second Lien Notes due 2023, entered into a supplemental indenture (the “Supplemental Indenture”) providing for the

Amendments to the Indenture.

The Amendments (i) amend Section 6.01(b) of the Indenture to extend the grace period for payment of interest due on the

Second Lien Notes due 2023 from 30 days to 90 days and (ii) amend Section 4.03(d) of the Indenture to exclude the fiscal period ended September 30, 2019 from the requirement that the Issuers hold a publicly accessible conference call to discuss the Issuers’ financial information for the relevant fiscal period.

As of October 30, 2019, Holders of at least a majority in aggregate principal amount of the outstanding Second Lien Notes due

2023 not owned by the Issuers or their affiliates also delivered Waivers that waived any Default or Event of Default, including under Section 6.01(b) of the Indenture, arising as a result of the Issuers’ failure to make the interest payment that was due to be paid by the Issuers on October 1, 2019. The Waivers did not waive any obligation of the Issuers to make such payment of interest, or the right of any Holder to receive such payment (including as contemplated by Section 6.07 of the Indenture).

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

As of September 30, 2019, there was $157.0 million in outstanding borrowings under the Revolving Credit Facility and $12.3 million of outstanding letters of credit secured by the Revolving Credit Facility.

Liquidity, Capital Resources, Debt Obligations and Potential Going Concern Considerations

Refer to Note 1 for information and disclosures related to our liquidity, capital resources, debt obligations and potential going concern considerations.

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

Limited Partnership Agreement

FEGP manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to September 30, 2019.

Transactions with Murray Energy and Affiliates (including Javelin Global Commodities)

Murray Energy Management Services Agreement

In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provided certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. Upon the exercise of the FEGP Option, FEGP entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments (currently $5.2 million per quarter as of September 30, 2019).

Murray Energy Transport Lease and Overriding Royalty Agreements

In April 2015, American Century Transport LLC (“American Transport”), a subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport leased to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at American Energy’s Century Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport receives from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million for an initial term of fifteen years. The Transport Lease is being accounted for as a direct financing lease.  The total remaining minimum payments under the Transport Lease was $72.7 million at September 30, 2019, with unearned income equal to $22.2 million. The unearned income is reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned. As of September 30, 2019, the outstanding Transport Lease financing receivable was $50.5 million, of which $3.3 million was classified as current in the consolidated balance sheet.

Also, in April 2015, American Century Minerals LLC (“American Century Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to American Century Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million and has an initial term of eighteen years. This overriding royalty was accounted for as a financing arrangement.  The total remaining minimum payments under the ORRA was $26.7 million at September 30, 2019, with unearned income equal to $15.6 million. The payments the Partnership receives with respect to the ORRA are reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned.  As of September 30, 2019, the outstanding ORRA financing receivable was $11.1 million, of which $0.3 million was classified as current in the consolidated balance sheet.

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

Murray Energy Transportation Arrangements

Murray Energy may transport and transload coal under our transportation and transloading agreements with third-party rail, barge, and terminal companies, resulting in usage fees owed to the third-party companies by the Partnership.  These usage fees are billed to Murray Energy, resulting in no impact to our consolidated statements of operations. The usage of the railway lines, barges, and terminal facilities with these third-party companies by Murray Energy counts towards the minimum annual throughput volumes with these third-parties, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.  There was $0.8 million of such usage fees during the three and nine months ended September 30, 2019.  There were no usage fees during the three and nine months ended September 30, 2018.

We have an arrangement with Murray Energy whereby we utilize capacity on a Murray Energy transloading contract with a third-party, thereby allowing Murray Energy to reduce its exposure to certain contractual liquidated damage charges. To compensate the Partnership for the reduced contractual liquidated damages, Murray Energy reimbursed the Partnership $0.0 million and $3.4 million for the three months ended September 30, 2019 and 2018, respectively, and $3.8 million and $8.0 million for the nine months ended September 30, 2019 and 2018, respectively. The amounts are included in transportation on the consolidated statements of operations.

We earn terminal revenues for Murray Energy’s occasional usage of our Sitran transloading facility.

Other Murray Energy Transactions

We regularly purchase equipment, supplies, rebuild, and other services from affiliates of Murray Energy. On occasion, our subsidiaries provide similar services to affiliates of Murray Energy.  We also enter into combined procurement transactions with Murray Energy to combine scale and increase purchasing leverage.

From time to time, we may also reimburse Murray Energy for costs paid by them on our behalf, including certain insurance premiums.

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

As of September 30, 2019, CRDC owned $9.9 million and $29.1 million of the outstanding principal on our Term Loan due 2022 and our Second Lien Notes due 2023, respectively.

As of September 30, 2019, the Cline Trust owned $9.9 million of the outstanding principal on our Term Loan due 2022. The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of September 30, 2019.

Beginning in 2019, we are party to an agreement with an affiliate of the Reserves Investor Group in which we receive royalties based on certain methane gas sales. Royalty revenues on this arrangement were not significant during the three and nine months ended September 30, 2019.

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In Thousands)
Murray Energy	Due from affiliates - current	$8,264	$9,307
Javelin	Due from affiliates - current	13,382	40,306
Total - Due from affiliates - current		$21,646	$49,613

Murray Energy	Financing receivables - affiliate - current	$3,597	$3,392

Murray Energy	Financing receivables - affiliate - noncurrent	$57,981	$60,705

Foresight Reserves and affiliated entities	Prepaid royalties - affiliate - current	$—	$2,000

Murray Energy	Due to affiliates - current	$6,924	$11,616
Javelin	Due to affiliates - current	$5,553	$4,308
Foresight Reserves and affiliated entities	Due to affiliates - current	2,743	1,816
Total - Due to affiliates - current		$15,220	$17,740

A summary of (income) expenses incurred with affiliated entities is as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(In Thousands)		(In Thousands)
Transactions with Murray Energy
Coal sales (1)	$(25,450)	$(6,411)	$(59,157)	$(13,986)
Purchased coal (6)	$1,990	$6,312	$6,455	$11,969
Transport Lease revenues (2)	$(1,194)	$(1,218)	$(4,193)	$(3,817)
ORRA revenues (2)	$(433)	$(731)	$(1,597)	$(1,857)
Terminal revenues (2)	$—	$—	$—	$(44)
Goods and services purchased (5)	$947	$1,914	$4,072	$11,013
Goods and services provided (8)	$(219)	$—	$(291)	$(100)
Management services (7)	$4,362	$4,327	$13,076	$12,597
Transactions with Javelin
Coal sales (1)	$(34,784)	$(127,623)	$(254,447)	$(326,458)
Transportation services on certain export sales (4)	$2,844	$1,020	$7,838	$3,827
Sales and marketing expenses (7)	$522	$1,927	$3,929	$4,840
Transactions with Foresight Reserves and Affiliated Entities
Royalty expense (3)	$7,495	$11,135	$24,940	$27,246
Land leases (3), (4)	$29	$41	$140	$171

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

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the three month periods indicated:

	Three Months Ended September 30,			Three Months Ended September 30,
	2019			2018
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(18,923)	$(15,183)	$(34,106)	$(13,298)	$(14,403)	$(27,701)

Denominator:
Weighted-average units to calculate basic EPU	80,959	64,955	145,914	80,505	64,955	145,460
Plus: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	80,959	64,955	145,914	80,505	64,955	145,460

Basic net loss per unit	$(0.23)	$(0.23)	$(0.23)	$(0.17)	$(0.22)	$(0.19)
Diluted net loss per unit	$(0.23)	$(0.23)	$(0.23)	$(0.17)	$(0.22)	$(0.19)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended September 30, 2019 and 2018, approximately 0.9 million and 0.3 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during any period by the Warrants (defined in Note 11) outstanding.

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the nine month periods indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019			2018
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Net loss available to limited partner units	$(44,772)	$(39,827)	$(84,599)	$(37,177)	$(41,315)	$(78,492)

Denominator:
Weighted-average units to calculate basic EPU	80,938	64,955	145,893	79,737	64,955	144,692
Plus: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	80,938	64,955	145,893	79,737	64,955	144,692

Basic net loss per unit	$(0.55)	$(0.61)	$(0.58)	$(0.47)	$(0.64)	$(0.54)
Diluted net loss per unit	$(0.55)	$(0.61)	$(0.58)	$(0.47)	$(0.64)	$(0.54)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the nine months ended September 30, 2019 and 2018, approximately 0.9 million and 0.3 million phantom units, respectively, were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during any period by the Warrants (defined in Note 11) outstanding.

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

As a result of a series of refinancing transactions in March 2017, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital. Therefore, the Warrants are no longer remeasured to fair value. As of September 30, 2019, there are 50,480 Warrants outstanding and exercisable into 14.3 common units of FELP at an exercise price of $0.7983 per common unit.

Long-Term Debt

The fair value of long-term debt as of September 30, 2019 and December 31, 2018 was $598.7 million and $1,166.6 million, respectively. The fair value of long-term debt was calculated based on (i) quoted prices in markets that are not active and (ii) the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms.  These are considered Level 2 and Level 3 fair value measurements, respectively.

12. Contingencies

Litigation Matters

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  As of September 30, 2019, we have $1.3 million accrued, in aggregate, for various litigation matters.

Insurance Recoveries

From the date of the Hillsboro Combustion Event through September 30, 2019, we have recognized $91.0 million of insurance recoveries related to the recovery of mitigation costs, losses on machinery and equipment, and business interruption insurance proceeds.  On November 12, 2019, we reached a resolution with our insurers regarding the remaining recoveries under our policies related to the Hillsboro Combustion Event. In consideration for the resolution of all claims, we expect to receive a final payment of $25.4 million. The final payment is expected to be recognized in the consolidated statement of operations in the fourth quarter of 2019.

Performance Bonds

We had outstanding surety bonds with third parties of $96.8 million as of September 30, 2019 to secure reclamation and other performance commitments.

13. Leases

Lease Overview

The Partnership leases certain mineral reserves. The mineral reserve leases can generally be renewed as long as the mineral reserves are being developed and mined until all economically recoverable reserves are depleted or until mining operations cease. The lease agreements typically require a production royalty at the greater amount of a base amount per ton or a percent of the gross selling price of the coal. Generally, the leases contain provisions that require the payment of minimum royalties regardless of the volume of coal produced or the level of mining activity. Certain of these minimum royalties are recoupable against production royalties over a contractually defined period of time (typically five to ten years). Some of these agreements also require overriding royalty and/or wheelage payments. Mineral reserve leases are exempt from the balance sheet recognition requirements of the New Lease Standard.

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

Leases	Balance Sheet Location	September 30, 2019
		(In Thousands)
Assets
Operating lease right-of-use assets	Other assets	$5,391
Operating lease right-of-use assets - affiliate	Other assets	1,939
Finance lease right-of-use assets (1)	Property, plant, equipment, and development, net	47,452
Total lease right-of-use assets		$54,782

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$2,845
Operating lease liabilities - affiliate	Accrued expenses and other current liabilities	174
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	4,859
Non-current:
Operating lease liabilities	Other long-term liabilities	2,546
Operating lease liabilities - affiliate	Other long-term liabilities	1,765
Finance lease liabilities	Long-term debt and finance lease obligations	—
Total lease liabilities		$12,189

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $79.6 million as of September 30, 2019.

Lease Cost	Statement of Operations Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
		(In Thousands)
Operating lease cost (2)	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation; Selling, general and administrative	$1,033	$3,126
Operating lease cost - affiliate	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation	29	140
Variable operating lease cost (1)	Cost of coal produced (excluding depreciation, depletion and amortization)	1,461	6,253
Finance lease cost:
Amortization of right-of-use assets	Depreciation, depletion and amortization	3,601	10,805
Interest on lease liabilities	Interest expense, net	92	402
Total lease cost		$6,216	$20,726

(1)

Variable operating lease cost consists primarily of contingent rental payments related to the rail loadout facility at Williamson Energy.  We pay contingent rental fees, net of a fixed per ton amount received for maintaining the facility, on each ton of coal passed through the rail loadout facility.

(2)	Includes any short-term lease cost and sublease income, which are not material.

Lease Terms and Discount Rates	September 30, 2019

Weighted-average remaining lease term (years)
Operating leases	5.9
Operating leases - affiliate	19.1
Finance leases	0.2
Weighted-average discount rate
Operating leases	7.00%
Operating leases - affiliate	7.00%
Finance leases	5.81%

Other Information	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$926	$2,868
Operating cash flows from operating leases - affiliate	6	68
Operating cash flows from finance leases	100	429
Financing cash flows from finance leases	3,058	9,047
Lease assets obtained in exchange for new operating lease liabilities	—	1,928

The following presents future minimum lease payments, by year, with initial terms greater than one year, as of September 30, 2019:

	Operating Leases	Operating Leases – Affiliate	Finance Leases	Total
	(In Thousands)
2019 (remaining)	$919	$106	$4,901	$5,926
2020	2,250	175	—	2,425
2021	1,179	175	—	1,354
2022	231	176	—	407
2023	231	176	—	407
Thereafter	1,739	2,676	—	4,415
Total lease payments	6,549	3,484	4,901	14,934
Less: interest	(1,158)	(1,545)	(42)	(2,745)
Total lease liabilities	$5,391	$1,939	$4,859	$12,189

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

At September 30, 2019 and December 31, 2018, the carrying value of the Macoupin Sale-Leaseback was $129.3 million and $131.4 million, respectively. The effective interest rate on the financing obligation was 14.7% and 14.8% as of September 30, 2019 and December 31, 2018, respectively. Interest expense was $4.4 million and $4.7 million for the three months ended September 30, 2019 and 2018, respectively, and $13.4 million and $13.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, interest of $0.5 million and $0.5 million, respectively, was accrued in the condensed consolidated balance sheets for the Macoupin Sale-Leaseback.

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

At September 30, 2019 and December 31, 2018, the carrying value of the Sugar Camp Sale-Leaseback was $63.1 million and $65.1 million, respectively. The effective interest rate on the financing, which is derived from the timing and tons of coal to be mined as set forth in the current mine plan and the related cash payments, was 7.9% and 8.1% at September 30, 2019 and December 31, 2018, respectively. Interest expense was $1.1 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, interest of $0.1 million and $0.2 million, respectively, was accrued in the consolidated balance sheets for the Sugar Camp Sale-Leaseback.

Sale-Leaseback Maturity Tables

The following summarizes the maturities of expected principal payments, based on current mine plans, on the Partnership’s sale-leaseback financing arrangements and the associated accrued interest at September 30, 2019:

	Sale-Leaseback Financing Arrangements	Accrued Interest
	(In Thousands)
2019 (remaining)	$1,866	$621
2020	6,322	—
2021	7,699	—
2022	9,119	—
2023	10,038	—
Thereafter	157,383	—
Total	$192,427	$621

The aggregate amounts of remaining minimum lease payments on the Partnership’s sale-leaseback financing arrangements are $210.6 million. Minimum payments from September 30, 2019 through 2023 are as follows:

	2019 (remaining)	2020	2021	2022	2023
Minimum lease payments	$5,250	$21,000	$21,000	$21,000	$21,000

Murray Energy Transport Lease and Overriding Royalty Agreements

Refer to Note 9 for information and disclosures related to the Transport Lease and the ORRA.

14. Subsequent Events

Refer to Note 1 for information and disclosures related to our liquidity, capital resources, debt obligations and potential going concern considerations occurring subsequent to September 30, 2019.

Refer to Note 12 for information and disclosures related to the resolution of insurance recoveries related to the Hillsboro Combustion

Event occurring subsequent to September 30, 2019.

On October 29, 2019, Murray Energy Holdings Co. and certain of its direct and indirect subsidiaries (collectively, and excluding FELP and its direct and indirect subsidiaries, the “Murray Debtors”) filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio Western Division (the “Bankruptcy Court”).  The Murray Debtors sought, and received, Bankruptcy Court authorization to jointly administer the chapter 11 cases (the “Murray Chapter 11 Cases”) under the caption “In re: Murray Energy Holdings Co., et al.” Case No. 19-56885.  The Murray Debtors will continue to manage their properties and operate their business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

As of September 30, 2019, the Partnership had amounts receivable from Murray Energy and its subsidiaries (excluding Javelin) of $8.3 million included in due from affiliates on the condensed consolidated balance sheet.  The Partnership also had amounts payable to Murray Energy and its subsidiaries (excluding Javelin) of $6.9 million included in due to affiliates on the condensed consolidated balance sheet at September 30, 2019.  In addition, the Partnership has two long-term financing arrangements with subsidiaries of Murray Energy for which we have $61.6 million in aggregate financing receivables recorded on our condensed consolidated balance sheet as of September 30, 2019.

In its filings with the Bankruptcy Court, the Murray Debtors have indicated that they intend to continue performing their obligations under the various agreements with FELP and certain of its direct and indirect subsidiaries during the pendency of the Murray Chapter 11 Cases. On October 31, 2019, the Bankruptcy Court approved an order permitting the Murray Debtors to continue performing their intercompany transactions with FELP. In addition, the board of directors of FELP GP LLC has appointed a conflicts committee composed of independent directors tasked with closely monitoring the Murray Chapter 11 Cases and protecting FELP’s interests with respect to the Murray Debtors.  Although FELP and the Murray Debtors currently intend to continue performing their respective obligations under the agreements among FELP and the Murray Debtors, there can be no assurance that FELP or the Murray Debtors will not, in the future, reject, repudiate, renegotiate or terminate any or all of such agreements. As a result, our ability to receive payments on our arrangements with the Murray Debtors may be impaired pending the outcome of the Murray Chapter 11 Cases.

On November 8, 2019, we were notified by the NYSE that due to “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, the NYSE has determined to commence proceedings to delist the Partnership’s common units.  Trading in the Partnership’s common units was suspended on November 8, 2019.  The NYSE will apply to the SEC to delist the common units upon completion of all applicable procedures.  We do not intend to appeal the NYSE’s determination and, therefore, it is expected that our common units will be delisted.  On November 12, 2019, the common units commenced trading on the OTCQX® Best Market under the symbol “FELPU.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the notes thereto included elsewhere in this report. This discussion may contain statements about our business, operations and industry that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations as of the filing date of this report. Our future results and financial condition may differ materially from those we currently anticipate as a result of various factors. Among those factors that could cause actual results to differ materially are the following:

•	Our need to restructure or refinance our debt and the terms on which any such restructuring or refinancing may be completed, including through any court-approved restructuring;
•	The market price for coal;
•	The supply of, and demand for, domestic and foreign coal;
•	The supply of, and demand for, electricity;
•	Competition from other coal suppliers;
•	The cost of using, and the availability of, other fuels, including the effects of technological developments;
•	Advances in power technologies;
•	The efficiency of our mines;
•	The amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;
•	The pricing terms contained in our long-term contracts;
•	Cancellation or renegotiation of contracts;
•	Legislative, regulatory and judicial developments, including those related to the release of greenhouse gases;
•	The strength of the U.S. dollar;

•	Air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;
•	Changes to free trade agreements, including the imposition of additional customs duties or tariffs;
•	Delays in the receipt of, failure to receive, or revocation of, necessary government permits;
•	Inclement or hazardous weather conditions and natural disasters;
•	Availability and cost or interruption of fuel, equipment and other supplies;
•	Transportation costs;
•	Availability of transportation infrastructure, including flooding and railroad derailments;
•	Technological developments, including those related to alternative energy sources;
•	Cost and availability of our coal miners;
•	Availability of skilled employees;
•	Work stoppages or other labor difficulties;
•	The impact of the NYSE’s delisting of our common units on the liquidity and market price of our common units and our ability to access the public capital markets; and
•	The receipt of insurance recoveries related to the Hillsboro combustion event.

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

The thermal coal markets that we traditionally serve have been meaningfully challenged over the past three to four years, and deteriorated significantly in the last several months. This sector-wide decline has been driven largely by (a) the closure of approximately 93,000 megawatts of coal-fired electric generating capacity in the United States, (b) a record production of inexpensive natural gas, and (c) the growth of wind and solar energy, with gas and renewables, displacing coal used by U.S. power plants. During its peak in 2007, coal was the power source for half of electricity generation in the United States and by early 2019, coal-fired electricity generation fell to approximately 27 percent. These challenges have intensified recently as (i) certain electric utility companies have filed for bankruptcy protection and others have sought, and received, subsidies for their nuclear generation capacity to avoid bankruptcy, at the expense of coal-fired facilities, (ii) domestic natural gas prices hit 20-year lows this past summer, and (iii) overall demand for electricity in the United States has declined two percent in 2019, further depleting demand for coal at domestic utilities. At the same time, demand for U.S. coal from international utilities has been subject to its own set of negative forces, and the European benchmark price for thermal coal has halved in the last year. The impact of depressed demand and pricing in both domestic and international markets has impacted us significantly in recent months: customers with pre-existing commitments have refused to accept delivery, and with export markets depressed there is simply no alternative market to place product. As a result, we are generating very little cash after satisfying debt service obligations and maintaining operations.

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

We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts, contract amortization and write-off, debt restructuring costs and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds/deducts to Adjusted EBITDA the aggregate settlements during the period. Adjusted EBITDA also includes any insurance recoveries received, regardless of whether they relate to the recovery of mitigation costs, the receipt of business interruption proceeds, or the recovery of losses on machinery and equipment.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Coal Sales. The following table summarizes coal sales information during the three months ended September 30, 2019 and 2018 (in thousands, except per ton data).

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Variance
Coal sales	$181,455	$291,987	$(110,532)	-37.9%
Tons sold	4,674	6,143	(1,469)	-23.9%
Coal sales realization per ton sold(1)	$38.82	$47.53	$(8.71)	-18.3%
Netback to mine realization per ton sold(2)	$31.53	$37.56	$(6.03)	-16.1%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decrease in coal sales revenue from the prior year period was due to lower coal sales volumes combined with lower coal sales realization per ton sold.  Coal sales volumes for the three months ended September 30, 2019 were lower as compared to the prior year period due primarily to lower sales volumes placed into the export market.  Declining API2 pricing on export volumes resulted in lower overall coal sales realizations.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended September 30, 2019 and 2018 (in thousands, except per ton data).

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Variance
Cost of coal produced (excluding depreciation, depletion and amortization)	$93,655	$133,670	$(40,015)	-29.9%
Produced tons sold	4,632	6,000	(1,368)	-22.8%
Cash cost per ton sold(1)	$20.22	$22.28	$(2.06)	-9.2%

Tons produced	4,968	6,167	(1,199)	-19.4%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year period was due to an overall decrease in produced tons sold and a decrease in the cash cost per ton sold.  The decrease in cash cost per ton sold was primarily due to efforts to further contain mine supplies expenses owing to the current financial condition of the Partnership.

Cost of Coal Purchased.  From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $2.0 million and $6.3 million during the three months ended September 30, 2019 and 2018, respectively.

Transportation. Our cost of transportation for the three months ended September 30, 2019 decreased approximately $27.1 million from the three months ended September 30, 2018 due to a decrease in produced tons sold and a larger percentage of our sales going to the export market during the prior year period, which have higher associated transportation and transloading costs.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to a lower depreciable asset base resulting from the aggregate impairment charge at our Hillsboro complex in the prior year period, as well as $2.9 million of depreciation, depletion and amortization capitalized into development cost associated with our Hillsboro complex during the current period.

Contract Amortization and Write-off. During the three months ended September 30, 2019 and 2018, we recorded amortization benefit of $2.0 million and $4.9 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities.

Selling, General and Administrative.  The decrease in selling, general and administrative expense for the three months ended September 30, 2019 as compared to the prior year period was primarily due to decreased sales and marketing expenses resulting from lower export sales volumes and legal expenses incurred in the prior year period associated with the Hillsboro and Macoupin litigation matters settled in October of 2018.

Other Operating (Income) Expense, Net.  Other operating (income) expense, net for the three months ended September 30, 2018, included expense of $25.0 million related to the settlement of litigation of the Hillsboro and Macoupin matters.

Interest Expense, Net.  Interest expense, net for the three months ended September 30, 2019 was comparable to the three months ended September 30, 2018 primarily as a result of lower overall outstanding principal balances on our Term Loan due 2022 and longwall financing arrangements, offset by additional outstanding borrowings on our revolving credit facility.

Debt Restructuring Costs.  The $1.2 million of debt restructuring costs consist of legal and financial advisor fees related to our liquidity, capital resources, debt obligations and potential going concern considerations disclosed in “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.  We expect debt restructuring costs to continue to be substantial until such time that these issues are remediated, if at all.

Adjusted EBITDA. Adjusted EBITDA decreased $10.7 million from the prior year period due to overall decreased sales volumes and lower coal sales realization per ton in the current year period. The table below reconciles net loss to Adjusted EBITDA for the three months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net loss(1)	$(34,106)	$(27,701)
Interest expense, net	37,225	36,619
Depreciation, depletion and amortization	43,850	52,780
Accretion on asset retirement obligations	551	558
Contract amortization and write-off	(2,034)	(4,855)
Equity-based compensation	233	178
Debt restructuring costs	1,176	—
Adjusted EBITDA	$46,895	$57,579

(1) - Included in net loss during the three months ended September 30, 2018 was expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Coal Sales. The following table summarizes coal sales information during the nine months ended September 30, 2019 and 2018 (in thousands, except per ton data).

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Variance

Coal sales	$673,280	$800,366	$(127,086)	-15.9%
Tons sold	15,375	17,250	(1,875)	-10.9%
Coal sales realization per ton sold(1)	$43.79	$46.40	$(2.61)	-5.6%
Netback to mine realization per ton sold(2)	$34.51	$36.73	$(2.22)	-6.1%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decrease in coal sales revenue from the prior year period was due to lower coal sales volumes combined with lower coal sales realization per ton sold.  Coal sales volumes for the nine months ended September 30, 2019 were lower as compared to the prior year period due primarily to lower sales volumes placed into the export market.  Declining API2 pricing on export volumes resulted in lower overall coal sales realizations.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the nine months ended September 30, 2019 and 2018 (in thousands, except per ton data).

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Variance
Cost of coal produced (excluding depreciation, depletion and amortization)	$349,852	$391,222	$(41,370)	-10.6%
Produced tons sold	15,238	16,978	(1,740)	-10.2%
Cash cost per ton sold(1)	$22.96	$23.04	$(0.08)	-0.3%

Tons produced	16,449	17,252	(803)	-4.7%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year period was due to an overall decrease in produced tons sold.  The cash cost per ton sold remained consistent period over period.

Cost of Coal Purchased.  From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $6.5 million and $12.0 million during the nine months ended September 30, 2019 and 2018, respectively.

Transportation. Our cost of transportation for the nine months ended September 30, 2019 decreased approximately $24.0 million from the nine months ended September 30, 2018 due to a decrease in produced tons sold and a larger percentage of our sales going to the export market during the prior year period, which have higher associated transportation and transloading costs.  These decreases were slightly offset by increases in the current year due to high river levels at the export facilities near New Orleans.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to a lower depreciable asset base resulting from the aggregate impairment charge at our Hillsboro complex in the prior year period, as well as $9.3 million of depreciation, depletion and amortization capitalized into development cost associated with our Hillsboro complex during the current period.

Contract Amortization and Write-off. During the nine months ended September 30, 2019 and 2018, we recorded amortization benefit of $5.6 million and $76.7 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities.  Included in the prior year period was a benefit of $69.1 million associated with the write-off of an unfavorable royalty agreement.

Selling, General and Administrative.  The decrease in selling, general and administrative expense for the nine months ended September 30, 2019 as compared to the prior year period was primarily due to decreased sales and marketing expenses resulting from lower export sales volumes and legal expenses incurred in the prior year period associated with the Hillsboro and Macoupin litigation matters settled in October of 2018.

Long-lived Asset Impairments.  During the nine months ended September 30, 2018, we recorded an aggregate impairment charge of $110.7 million related to certain long-lived assets and mineral reserves associated with our Hillsboro complex.

Other Operating (Income) Expense, Net.  Other operating (income) expense, net for the nine months ended September 30, 2018, included the receipt of $43.0 million in payments from insurance companies related to the Hillsboro combustion event, offset by $25.0 million for the settlement of litigation related to the Hillsboro and Macoupin matters.

Interest Expense, Net.  Interest expense, net for the nine months ended September 30, 2019 was comparable to the nine months ended September 30, 2018 primarily as a result of lower overall outstanding principal balances on our Term Loan due 2022 and longwall financing arrangements, offset by additional outstanding borrowings on our revolving credit facility.

Debt Restructuring Costs.  The $1.2 million of debt restructuring costs consist of legal and financial advisor fees related to our liquidity, capital resources, debt obligations and potential going concern considerations disclosed in “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.  We expect debt restructuring costs to continue to be substantial until such time that these issues are remediated, if at all.

Adjusted EBITDA. Adjusted EBITDA decreased $69.1 million from the prior year period due to the receipt of insurance proceeds in the prior year period combined with overall decreased sales volumes and lower coal sales realization per ton in the current year period.  The table below reconciles net loss to Adjusted EBITDA for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net loss(1)(2)	$(84,599)	$(78,492)
Interest expense, net	110,553	109,327
Depreciation, depletion and amortization	133,642	159,512
Accretion on asset retirement obligations	1,654	1,848
Contract amortization and write-off	(5,556)	(76,699)
Equity-based compensation	700	530
Debt restructuring costs	1,176	—
Long-lived asset impairments	—	110,689
Adjusted EBITDA	$157,570	$226,715

(1) - Included in net loss during the nine months ended September 30, 2018 was expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters.

(2) - Included in net loss during the nine months ended September 30, 2018 was insurance proceeds of $44.1 million from the Hillsboro mine combustion event.

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures to maintain operations, and debt service costs (interest and principal). Our primary sources of operating liquidity consist of cash generated from operations, cash on hand, and a $170.0 million revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2019, we had $42.3 million of cash on hand and no meaningful borrowing availability under the Revolving Credit Facility.  Outstanding borrowings and letters of credit under the Revolving Credit Facility were $157.0 million and $12.3 million, respectively, as of September 30, 2019.

Further information regarding our liquidity, capital resources, debt obligations and potential going concern considerations occurring subsequent to September 30, 2019 are disclosed in “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.

The Credit Facilities require us to utilize excess cash flows to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions, with:

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

During the nine months ended September 30, 2019, we prepaid $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2018.  The prepayment was payable 95 days after year-end.

Further information regarding our Credit Facilities is disclosed in “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.

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

Murray Energy Bankruptcy

On October 29, 2019, Murray Energy Holdings Co. and certain of its direct and indirect subsidiaries (collectively, and excluding FELP and its direct and indirect subsidiaries, the “Murray Debtors”) filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio Western Division (the “Bankruptcy Court”). The Murray Debtors sought, and received, Bankruptcy Court authorization to jointly administer the chapter 11 cases (the “Murray Chapter 11 Cases”) under the caption “In re: Murray Energy Holdings Co., et al.” Case No. 19-56885. The Murray Debtors will continue to manage their properties and operate their businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

As of September 30, 2019, the Partnership had amounts receivable from Murray Energy and its subsidiaries (excluding Javelin) of $8.3 million included in due from affiliates on the condensed consolidated balance sheet.  The Partnership also had amounts payable to Murray Energy and its subsidiaries (excluding Javelin) of $6.9 million included in due to affiliates on the condensed consolidated balance sheet at September 30, 2019. In addition, the Partnership has two long-term financing arrangements with subsidiaries of Murray Energy for which we have $61.6 million in aggregate financing receivables recorded on our condensed consolidated balance sheet as of September 30, 2019.

In its filings with the Bankruptcy Court, the Murray Debtors have indicated that they intend to continue performing their obligations under the various agreements with FELP and certain of its direct and indirect subsidiaries during the pendency of the Murray Chapter 11 Cases. On October 31, 2019, the Bankruptcy Court approved an order permitting the Murray Debtors to continue performing their intercompany transactions with FELP. In addition, the board of directors of FELP GP LLC has appointed a conflicts committee composed of independent directors tasked with closely monitoring the Murray Chapter 11 Cases and protecting FELP’s interests with respect to the Murray Debtors.  Although FELP and the Murray Debtors currently intend to continue performing their respective obligations under the agreements among FELP and the Murray Debtors, there can be no assurance that FELP or the Murray Debtors will not, in the future, reject, repudiate, renegotiate or terminate any or all of such agreements. As a result, our ability to receive payments on our arrangements with the Murray Debtors may be impaired pending the outcome of the Murray Chapter 11 Cases, if the operation of any Murray Energy mines were to cease, or if Murray Energy’s creditworthiness was to deteriorate further.  The Partnership would bear the risk for any Murray Energy payment default. The failure to collect payment under these receivables and financing arrangements may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

Changes in Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(In Thousands)
Net cash provided by operating activities	$63,237	$133,604
Net cash used in investing activities	$(78,343)	$(5,531)
Net cash provided by (used in) financing activities	$57,093	$(87,182)

For the nine months ended September 30, 2019, net cash provided by operating activities was $63.2 million compared to $133.6 million provided by operating activities for the nine months ended September 30, 2018. The decrease in cash provided by operating activities for the current period is primarily the result of decreased coal sales revenues and various working capital variances.  Significant working capital variances as compared to the prior period included:

•	a $8.9 million favorable due from/to affiliates, net variance which is a function of the timing of coal shipments with Murray Energy and its affiliates;
•	a $16.6 million unfavorable inventory variance resulting from increased coal inventory levels and the varying composition of coal inventory levels between the mine sites and export terminals;
•	a $3.8 million unfavorable variance in accounts receivable and other assets which is a function of the timing of cash receipts;
•	a $25.2 million unfavorable variance in accounts payable and accrued expenses which is a function of the timing of vendor payments; and
•	a $4.3 million unfavorable variance in accrued interest which is a function of the timing of interest payments on our long-term debt obligations.

For the nine months ended September 30, 2019, net cash used in investing activities was $78.3 million compared to $5.5 million net cash used in investing activities for the nine months ended September 30, 2018.  Cash used in investing activities in the current year period resulted primarily from increased capital expenditures associated with land purchases from New River Royalty, a new portal at our Sugar Camp complex, and development of our Hillsboro complex.  Cash used in investing activities in the prior year period was the result of the receipt of $43.0 million of insurance recoveries offset by $50.9 million in capital expenditures.

For the nine months ended September 30, 2019, net cash provided by financing activities was $57.1 million compared to $87.2 million used in financing activities for the nine months ended September 30, 2018. Cash provided by financing activities in the current year period resulted from $120.0 million in net borrowings on the Revolving Credit Facility offset by $48.9 million in payments on long-term debt and finance lease obligations, $9.2 million in payments on sale-leaseback and short-term financing arrangements, and $4.9 million in distributions paid to common unitholders.  In the prior year period, cash used in financing activities primarily related to $93.9 million in payments on long-term debt and finance lease obligations, $13.6 million in distributions paid to common unitholders, and $7.7 million in payments on sale-leaseback and short-term financing arrangements, offset by $28.0 million in net borrowings on the Revolving Credit Facility.

Insurance Recoveries

On November 12, 2019, we reached a resolution with our insurers regarding the remaining recoveries under our policies related to the Hillsboro Combustion Event. In consideration for the resolution of all claims, we expect to receive a final payment of $25.4 million. The final payment is expected to be recognized in the consolidated statement of operations in the fourth quarter of 2019.

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

The credit agreement governing our Credit Facilities requires us to prepay outstanding borrowings, subject to certain exceptions, pursuant to the Excess Cash Flow Provisions as described under “Liquidity and Capital Resources” above. We may also voluntarily repay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing transaction in respect of the Term Loan due 2022, in each case subject to customary “breakage” costs with respect to Eurodollar Rate loans. All obligations under the Credit Facilities are guaranteed by FELP on a limited recourse basis (where recourse is limited to its pledge of stock of FELP) and are or will be unconditionally guaranteed, jointly and severally, on a senior secured first-priority basis by each of the Partnership’s existing and future direct and indirect, wholly-owned domestic restricted subsidiaries (which do not currently include Hillsboro Energy LLC), subject to certain exceptions.

The credit agreement governing our Credit Facilities requires that we comply on a quarterly basis with a maximum net first lien secured leverage ratio, currently 3.50:1.00 and stepping down by 0.25x in the first quarter 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control.  We were in compliance with the maximum net first lien secured leverage ratio as of September 30, 2019. However, if current economic and market conditions persist, we can offer no assurance that we will be in compliance with all obligations and covenants measured as of future quarterly periods within the next 12 months or that we will be able to obtain waivers or other relief from the applicable lenders under the Credit Facilities, as necessary. If we are unable to obtain waivers or other relief, the Partnership would be in default under the Credit Facilities. In such an event, the lenders under the Revolving Credit Facility may immediately declare all outstanding indebtedness under the Revolving Credit Facility due and payable. After such declaration, the lenders under the Term Loan due 2022 could immediately declare all indebtedness under the Term Loan due 2022 due and payable.

As of September 30, 2019, $743.3 million in principal was outstanding under the Term Loan due 2022 and there was $157.0 million in borrowings outstanding under the Revolving Credit Facility. During the nine months ended September 30, 2019, we prepaid $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2018.  The prepayment was payable 95 days after year-end.

Further information regarding our Credit Facilities is disclosed in Part I. “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.

Description of the 11.50% Second Lien Senior Secured Notes due 2023 (the “Second Lien Notes due 2023”)

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

Further information regarding our Second Lien Notes due 2023 is disclosed in Part I. “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.

Longwall Financing Arrangements and Finance Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as finance lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. An aggregate termination payment of $2.8 million is due at the end of the lease terms. As of September 30, 2019, $4.9 million was outstanding under these finance lease obligations.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement was collateralized by the longwall equipment. Interest accrued on the note at a fixed rate per annum of 5.555% and was due semiannually in March and September until maturity. Principal was due in semiannual payments through maturity. The maturity date of the 5.555% longwall financing arrangement was September 2019.  In addition, certain covenants and definitions in the credit agreements and guaranty agreements conformed to the covenants and definitions in the Credit Facilities. There was no outstanding balance as of September 30, 2019, and all amounts associated with the 5.555% longwall financing arrangement have been repaid.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement was collateralized by the longwall equipment. Interest accrued on the note at a fixed rate per annum of 5.78% and was due semiannually in June and December until maturity. Principal was due in semiannual payments through maturity. The maturity date of the 5.78% longwall financing arrangement was June 2019. In addition, certain covenants and definitions in the credit agreements and guaranty agreements conformed to the covenants and definitions in the Credit Facilities. There was no outstanding balance as of September 30, 2019, and all amounts associated with the 5.78% longwall financing arrangement have been repaid.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP, a subsidiary of Natural Resource Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement had a carrying value of $129.3 million as of September 30, 2019 and an effective interest rate of 14.7%.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC (“HOD”), a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting. The Sugar Camp financing arrangement had a carrying value of $63.1 million as of September 30, 2019 and an effective interest rate of 7.9%.

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

From time to time, we use bank letters of credit to primarily secure our obligations for certain employee and environmental obligations. At September 30, 2019, we had $12.3 million of letters of credit outstanding, which were secured by our Revolving Credit Facility.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $96.8 million as of September 30, 2019 to secure reclamation and other performance commitments.

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

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2019, of our $1.3 billion in long-term debt and finance lease obligations outstanding, approximately $900 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. A one percentage point increase in the interest rates related to our variable interest borrowings would result in an annualized increase in interest expense of approximately $9.0 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed under Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 27, 2019, which risks could have a material adverse effect on our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, operations, financial condition or future results. There have been no material changes during the nine months ended September 30, 2019 to the risk factors previous disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2019 other than as disclosed below:

We were notified by the NYSE that due to “abnormally low” trading price levels, the NYSE has determined to commence proceedings to delist our common units.  Trading in our common units was suspended on November 8, 2019.  The NYSE will apply to the SEC to delist our common units upon completion of all applicable procedures.  Our delisting from the NYSE could negatively affect our business, financial condition, and results of operations.

Our delisting from the NYSE could adversely affect our relationships with our suppliers, customers, and potential customers and their decisions to conduct business with us. Such decisions could negatively affect our business, financial condition, and results of operations.  In addition, our delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees and members of management by means of equity-based compensation.

On November 12, 2019, the common units commenced trading on the OTCQX® Best Market under the symbol “FELPU.”  The OTCQX® Best Market is a more limited market than the NYSE and it is likely that there would be significantly less liquidity in the trading of our common units, decreases in institutional and other investor demand for our common units, coverage by securities analysts, market making activity and information available concerning trading prices and volume, and fewer broker-dealers willing to execute trades in our common units. The occurrence of any of these events could result in a further decline in the market price of our common units.

We may need to restructure our balance sheet to continue as a going concern over the long term, but can provide no assurances of the terms thereof or how it will impact our security holders.

As a result of challenging current economic and market conditions, we may require a significant restructuring of our balance sheet in order to continue as a going concern in the long term. We are currently in active dialogue with various creditor constituencies with respect to a restructuring of our balance sheet.  There can be no assurance that these efforts will result in any such agreement. If an agreement is reached and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement this agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring. In either case, such a proceeding could be commenced in the near term. If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would likely be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our partnership units would be lost and that our unitholders would lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, could receive substantially less than the amount of their claims.

Our potential for restructuring transactions may impact our business, financial condition, and operations.

Due to our potential for restructuring, there is risk that the occurrence of certain events may have a material adverse effect on our business, results of operations, and financial condition.  Certain events may include, among other things, the following:

•	third parties lose confidence in our ability to continue to produce coal, which could impact our ability to execute on our business strategy;
•	it may become increasingly difficult to attract, retain, or replace key employees;
•

we could lose a significant portion of our liquidity, either due to stricter credit terms from suppliers or, in the event we undertake a Chapter 11 proceeding, we conclude that we need to procure but we cannot obtain any needed debtor-in-possession financing or provide adequate protection to certain secured lenders to permit us to access our cash; and

•

our suppliers, vendors, service providers, and other counterparties could seek to renegotiate the terms of our arrangements, terminate their relationship with us, or require financial assurances from us.

Our ability to collect payments from Murray Energy could be impaired as a result of Murray Energy’s petition for relief under Chapter 11 of the United States Bankruptcy Code, if Murray Energy’s creditworthiness deteriorates further, or if production at the Murray Energy mine ceases.

As further described in Part I. “Item 1. Financial Statements – Note 14. Subsequent Events” of this Quarterly Report on Form 10-Q, on October 29, 2019, the Murray Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio Western Division.  As of September 30, 2019, the Partnership had amounts receivable from Murray Energy and its subsidiaries (excluding Javelin) of $8.3 million included in due from affiliates on the condensed consolidated balance sheet.  In addition, the Partnership has two long-term financing arrangements with subsidiaries of Murray Energy for which we have $61.6 million in aggregate financing receivables recorded on our condensed consolidated balance sheet as of September 30, 2019.  Our ability to receive payments on these receivables and financing arrangements may be impaired pending the outcome of the Murray Chapter 11 Cases, if the operation of any Murray Energy mines were to cease, or if Murray Energy’s creditworthiness was to deteriorate further.  The Partnership would bear the risk for any Murray Energy payment default. The failure to collect payment under these receivables and financing arrangements may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Information regarding our debt arrangements are disclosed in Part I. “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” and Part I. “Item 1. Financial Statements – Note 14. Subsequent Events” of this Quarterly Report on Form 10-Q.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended September 30, 2019) filed in XBRL. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”.

*	Filed herewith.

**	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2019.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Robert D. Moore
Robert D. Moore
Chairman of the Board, President and Chief Executive Officer

/s/ Jeremy J. Harrison
Jeremy J. Harrison
Principal Financial Officer and Chief Accounting Officer