Form 10-K
period 2019-12-31
Foresight Energy LP
filed 2020-04-06
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K*

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36503

Foresight Energy LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0778894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 North Broadway, Suite 2600, Saint Louis, MO	63102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (314) 932-6160

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

The aggregate market value of units held by non-affiliates as of June 30, 2019 was $21,163,127.

As of March 20, 2020, the registrant had 80,996,773 common units and 64,954,691 subordinated units outstanding.

* The registrant is relying on an order under Section 36 (Release No. IA-5469) of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the "Order") in connection with the delayed filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as a result of the circumstances set forth below.

As a result of the global outbreak of the coronavirus disease (COVID – 19) and out of an abundance of caution, certain employees of the Partnership, including financial reporting and accounting staff, have been working remotely beginning on or about March 13, 2020.  As a result, the Partnership had limited access to its corporate headquarters office where certain financial data and work papers are kept, was unable to determine when such access could be made safely, and was unable to complete its Annual Report on Form 10-K for the year ended December 31, 2019 in a timely manner.

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

PART I

Item 1. Business

We mine and market coal from reserves and operations located exclusively in the Illinois Basin. We control nearly 2.1 billion tons of proven and probable coal in the state of Illinois (including 73 million tons of coal reserves associated with our recently idled Macoupin complex), which makes us one of the largest reserve holders in the United States. Our reserves consist principally of three large contiguous blocks of uniform, thick, high heat content (high Btu) thermal coal which is ideal for highly productive longwall operations. Thermal coal is used by power plants and industrial steam boilers to produce electricity or process steam.

We own four mining complexes consisting of three longwall mines and one continuous miner operation. We invested substantially to construct state-of-the-art, low-cost and highly productive mining operations and related transportation infrastructure. Our four mining complexes can collectively support up to nine longwalls, with a portion of the existing surface infrastructure available to be shared among most of our potential future longwalls. Mining operations at our Hillsboro complex were idled since March 2015 due to a combustion event.  In October 2018, we reached a settlement of certain litigation matters associated with the Hillsboro combustion event.  In January 2019, we resumed production at Hillsboro with one continuous miner unit and in March 2020, longwall production at Hillsboro resumed.  In March 2020, we idled operations at our Macoupin complex, owing to the significant challenges in the thermal coal markets further described below.

Our operations are strategically located near multiple rail and river transportation access points giving us cost-competitive transportation options. We have developed infrastructure that provides each of our four mining complexes with multiple transportation outlets including direct and indirect access to five Class I railroads. Our access to competing rail carriers as well as access to truck and barge transport provides us with operating flexibility and minimizes transportation costs. We own a 25 million ton per year barge-loading river terminal on the Ohio River and also have contractual agreements for significant export capacity via the Gulf of Mexico. These logistical arrangements provide the flexibility to direct shipments to markets that provide the highest margin for our coal sales.

We market and sell our coal primarily to electric utility and industrial companies in the eastern half of the United States and the international market. We sell the majority of our domestic tonnages to electric utilities with installed pollution control devices. These devices, also known as scrubbers, are designed to eliminate substantially all emissions of sulfur dioxide.

Foresight Energy LP, a Delaware limited partnership formed on January 26, 2012, completed its initial public offering on June 23, 2014 and currently trades over-the-counter under the symbol “FELPQ”. We are managed and operated by the board of directors and executive officers of our general partner, Foresight Energy GP LLC (“FEGP”), which is owned by Murray Energy Corporation (“Murray Energy”) and Foresight Reserves LP (“Foresight Reserves”).

Below is a diagram of our organizational and ownership structure as of March 20, 2020:

Murray Energy Corporation
The Cline Group
Foresight Reserves LP
80% Voting Interest
77.5% IDRs
20% Voting Interest
22.5% IDRs
Estate of Christopher Cline
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

The thermal coal markets that we traditionally serve have been meaningfully challenged over the past three to four years, and deteriorated significantly in the last several months. This sector-wide decline has been driven largely by (a) the closure of approximately 93,000 megawatts of coal-fired electric generating capacity in the United States, (b) a record production of inexpensive natural gas, and (c) the growth of wind and solar energy, with gas and renewables, displacing coal used by U.S. power plants. During its peak in 2007, coal was the power source for half of electricity generation in the United States and by early 2019, coal-fired electricity generation fell to approximately 27 percent. These challenges have intensified recently as (i) certain electric utility companies have filed for bankruptcy protection and others have sought, and received, subsidies for their nuclear generation capacity to avoid bankruptcy, at the expense of coal-fired facilities, (ii) domestic natural gas prices hit 20-year lows this past summer, and (iii) overall demand for electricity in the United States has declined two percent in 2019, further depleting demand for coal at domestic utilities. At the same time, demand for U.S. coal from international utilities has been subject to its own set of negative forces, and the European benchmark price for thermal coal has halved in the last year. The impact of depressed demand and pricing in both domestic and international markets has impacted us significantly in recent months: customers with pre-existing commitments have refused to accept delivery, and with export markets depressed there is simply no alternative market to place product. These factors have led us to seek protection under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), as further described below.

Filing Under Chapter 11 of the Bankruptcy Code

On March 10, 2020 (the “Petition Date”), we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Foresight Chapter 11 Cases”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Court”).  Further information regarding our bankruptcy filing under Chapter 11 of the United States Bankruptcy Code, as well as information on our liquidity, capital resources, debt obligations and going concern matters, are disclosed in Part II. “Item 8. Financial Statements and Supplementary Data – Note 1. Organization, Nature of Business and Basis of Presentation” of this Annual Report on Form 10-K.

Mining Operations

Each of our four mining complexes operates in the Illinois Basin; with two located in Southern Illinois and two located in Central Illinois. Williamson, Sugar Camp, and Hillsboro are longwall operations. Macoupin is a continuous miner operation. The geology, mine plan, equipment and infrastructure at each of our Williamson, Sugar Camp and Hillsboro mines are relatively similar. Each of our mining complexes has its own preparation plant and support facilities. The following map shows the location of our mining complexes and transportation network:

(1)“CN”: Canadian National line; “EVWR”: the Evansville Western line; “NS”: the Norfolk Southern line; “UP”: Union Pacific line; “BNSF”: BNSF Railway line; and “CSX”: CSX Corporation line.

The table below summarizes our operations, available mining methods, transportation access, reserves and production:

			Proven and	Production (3)
	Available Mining	Transportation	Probable	Year Ended December 31,
Complex	Methods (1)	Access (2)	Reserves	2019	2018	2017
			(In Millions of Tons)
Williamson	LW, CM	Rail (CN), Barge (OHR, MSR), Truck	358.5	5.2	6.9	6.4
Sugar Camp	LW, CM	Rail (CN, NS, CSX, BNSF), Barge (OHR, MSR), Truck	1,297.1	12.8	14.5	12.8
Hillsboro	LW, CM	Rail (UP, NS, CN), Barge (OHR, MSR), Truck	321.9	0.2	-	-
Macoupin	CM, LW	Rail (UP, NS, CN), Barge (OHR, MSR), Truck	72.9	1.7	2.0	2.0
			2,050.4	19.9	23.4	21.2

(1)	LW: Longwall; CM: Continuous miner. Williamson, Sugar Camp, and Hillsboro use CM for development sections only. Macoupin does not currently mine with a longwall.
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

Below is an illustrative diagram of the longwall mining process:

We have been able to sustain our high productivity and low operating costs since we started our first longwall in 2008 and the high productivity at the newer mines we have developed demonstrates the repeatability of our mine design. The high productivity translates into low costs and, in 2019, our operations had an average cash cost of $23.95 per ton sold. Our mines that operated during 2019 were among the most productive underground coal mines in the United States on a clean tons produced per man hour basis based on MSHA data, as illustrated below.

Source: MSHA data. Note: The chart above displays the top 25 most productive underground mines out of 142 mines with over 150,000 tons produced during 2019 on a clean tons produced per man hour basis. Darker shading denotes mines owned by Foresight Energy LP. Longwall mining operations at our Hillsboro complex recommenced in March 2020 and is thus not included in the chart above.

Williamson Mining Complex

Our Williamson mine is wholly-owned by our subsidiary Williamson Energy, LLC (“Williamson”) and is located in southern Illinois near the town of Marion. Williamson is the first mine we developed, with longwall mining production commencing in 2008. The mine operates in the Herrin No. 6 Seam, using one longwall system and two continuous miner units to develop the mains and gate roads for its longwall panels. Coal is washed at Williamson’s 2,000 tons-per-hour (“tph”) preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Williamson’s coal is shipped via multiple railroads to the Ohio and Mississippi Rivers to serve the domestic thermal market or to a terminal near New Orleans to serve the international thermal market. Williamson has access to several barge facilities on the Ohio and Mississippi Rivers and two vessel loading facilities near New Orleans. Williamson was the third most productive underground coal mine in the United States in 2019 on a clean tons produced per man hour basis based on MSHA data.

Sugar Camp Mining Complex

Our Sugar Camp mine is wholly-owned by our subsidiary Sugar Camp Energy, LLC (“Sugar Camp”), and is located in southern Illinois approximately 12 miles north of Williamson. Sugar Camp’s first longwall system began production in the first quarter of 2012 and its second longwall system began production in the second quarter of 2014. Sugar Camp’s original infrastructure, including its bottom development, slope belt, material handling system and rail loadout, supports both longwalls. Sugar Camp operates in the Herrin No. 6 Seam and uses a similar mine design and equipment as Williamson. With additional equipment, infrastructure and mine development, Sugar Camp has the capacity to add two incremental longwall systems. Coal is washed at Sugar Camp’s two 2,000 tph preparation plants, stockpiled and then shipped by rail or truck to our customers or a terminal. Sugar Camp has direct access to the EVWR and CN railroads, which can deliver its coal to the Ohio and Mississippi Rivers, respectively, to serve the domestic thermal market or to two vessel loading facilities near New Orleans to serve the international thermal market. Sugar Camp also has indirect access to the NS, BNSF and CSX railroads. Sugar Camp was the most productive underground coal mine in the United States in 2019 on a clean tons produced per man hour basis based on MSHA data.

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

Our Hillsboro mine experienced an underground combustion event beginning in March 2015 and had been idle since that time.  In December 2017, we submitted a re-entry plan to MSHA which contained a plan for the permanent sealing of the current longwall district of the Hillsboro mine.  In connection with the re-entry plan, certain longwall equipment and other related assets was permanently sealed within and was not recovered, resulting in a $42.7 million impairment loss during 2017.  In connection with certain litigation matters related to the combustion event and due to additional facts and circumstances arising in April 2018, we announced that our Hillsboro operation would be closed and certain long-lived assets consisting primarily of mineral reserves and certain buildings and structures, machinery and equipment, and other related assets were not expected to generate future positive cash flows. As the expected future cash flows were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $110.7 million during 2018.  In October 2018, we reached a settlement of certain litigation matters associated with the Hillsboro combustion event. In January 2019, we resumed production at Hillsboro with one continuous miner unit and in March 2020, longwall production at Hillsboro resumed.

Macoupin Mining Complex

Our Macoupin mine is wholly-owned by our subsidiary Macoupin Energy LLC (“Macoupin”), and is located in central Illinois near the town of Carlinville. We acquired the Macoupin mine in 2009 and sealed the majority of the previously mined area and implemented a new mine plan and design. In addition, the surface facilities were upgraded, including the rehabilitation of the preparation plant. Coal production began in 2009 with a single continuous miner super-section utilizing battery powered coal haulers. An additional continuous miner unit was added in 2011 using a flexible conveyor train system rather than coal haulers. Coal is washed at Macoupin’s 850 tph preparation plant, stockpiled and then shipped by rail or truck to our customers or a terminal. Macoupin has direct access to both the UP and NS railroads and indirect access to the CN railroad, which allows for the delivery of its coal directly to customers or to terminals at the Ohio and Mississippi Rivers to serve the domestic thermal market or the international thermal market through two terminals near New Orleans. Macoupin was the twentieth most productive underground coal mine in the United States in 2019 on a clean tons produced per underground man hour basis based on MSHA data.  In March 2020, we idled operations at our Macoupin complex, owing to the significant challenges in the thermal coal markets. As a result of the idling, the expected future cash flows at Macoupin were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $143.6 million at Macoupin during 2019.

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

We have direct and indirect rail access to domestic customers via five Class I railroads, river access to domestic customers via various Ohio and Mississippi River terminals, and river and rail access to coal export terminals for shipping to international customers. We also have favorable access to the international market through the CN railroad and export terminals through contractual arrangements. The international market provides us with an alternative to the domestic market and has historically been an important economic outlet for our coal. While transportation costs are higher for exports to the international market, we do, in certain market conditions, receive higher coal sale prices on export sales, which offset the higher transportation costs. Rates and practices of the transportation companies serving a particular mine or customer may affect our marketing efforts with respect to coal produced from the relevant mine.

For the year ended December 31, 2019, approximately 21% of our coal sales volume was shipped to our domestic customers by barge, 48% to our domestic customers by rail or truck and 31% was shipped to our international customers.

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

Coal Marketing and Sales

During the years ended December 31, 2019, 2018 and 2017, we generated total revenues of $841.5 million, $1.105 billion and $954.5 million, respectively. Our primary domestic customers are electric utility and industrial companies in the eastern half of the United States. Our four largest customers in 2019 were Javelin Global Commodities (an affiliate of Murray Energy), Southern Company, LG&E, and Santee Cooper, representing approximately 37%, 14%, 9%, and 8% of our total coal sales revenues, respectively. If these customers or any of our largest customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to our largest customers on terms that are favorable to us, our results of operations may be materially adversely affected.

The international thermal coal market has also been a substantial part of our business with direct and indirect sales to end users in Europe, South America, Africa and Asia. During the years ended December 31, 2019, 2018, and 2017, export tons represented approximately 31%, 38% and 27% of tons sold, respectively. The charts below illustrate our sales mix, by destination, for the years ended December 31, 2019, 2018, and 2017.

Our management actively monitors trends in contract pricing and seeks to enter into coal sales contracts at favorable prices. Many of our contracts allow us to substitute coal from our other mining complexes. For 2020, as of March 20, 2020, we have over 12 million tons, excluding unexercised option tonnage, contractually committed.

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

Competition

The United States coal industry is highly competitive, both regionally and nationally. In the Illinois Basin, we compete primarily with coal producers such as Peabody Energy Corporation, Alliance Resource Partners, L.P., and Murray Energy (an affiliate). Outside of the Illinois Basin, we compete broadly for coal sales with other United States-based producers of thermal coal, and we compete internationally with numerous global coal producers.

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

Employees and Labor Relations

As of December 31, 2019, we had 12 corporate employees and 844 employees working in mining and mining-related operations. None of our operations have employees represented by a union. In 2015, we entered into a management services agreement with a subsidiary of Murray Energy pursuant to which it provides certain management and administration services to us for a quarterly fee. Please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 16–Related-Party Transactions” for additional discussion.

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

We are not aware of any notice from a governmental agency of any material non-compliance with applicable laws, regulations, or permits that the Partnership has failed to respond to pursuant to applicable regulations. However, there can be no assurance that violations will not occur in the future; that we will be able to always obtain, maintain or renew required permits; or that changes in these requirements or their enforcement or the discovery of new conditions will not cause us to incur significant costs and liabilities in the future. Due to the nature of the regulatory programs that apply to our mining operations, which can impose liability even in the absence of fault and often involve subjective criteria, it is not reasonable to expect any coal mining operation to be free of citations. Certain of our current and historical mining operations use or have used or store regulated materials which, if released into the environment, may require investigation and remediation. Under certain permits, we are required to monitor groundwater quality on and adjacent to our sites and to develop and implement plans to minimize and correct land subsidence, as well as impacts on waterways and wetlands, caused by our mining operations. Major regulatory requirements are briefly discussed below.

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

In June 2016, MSHA issued a request for information on approaches to control and monitor miners’ exposures to diesel exhaust. While MSHA’s existing regulations address health hazards to coal miners from exposure to diesel particulate matter (“DPM”), MSHA is requesting information on approaches that would improve control of DPM and diesel exhaust. The request for information and comments has been extended and is currently set to expire on September 25, 2020.  Although no rule has been proposed, if a rule that lowered DPM emission limits is proposed and adopted, it could have a significant impact on our operating costs.

At this time, it is not possible to predict the full effect that various new or proposed statutes, regulations and policies will have on our operating costs, but certain will increase our costs and those of our competitors. Some, but not all, of these additional costs may be passed on to customers.

Black Lung

Under the United States Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who have been diagnosed with pneumoconiosis and are current or former employees and must also pay into a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Through December 31, 2018, the trust fund was funded by an excise tax on production sold domestically of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales prices, excluding transportation.  For 2019, these rates decreased to a maximum of $0.50 per ton for deep-mined coal and $0.25 per ton for surfaced-mined coal, with neither amount to exceed 2% of the gross sales price, excluding transportation. On January 1, 2020, the rates reverted to pre-2019 levels.

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

As of December 31, 2019, we had active outstanding surety bonds of $97.4 million primarily related to these matters. Changes in these laws or regulations could require us to obtain additional surety bonds or other forms of financial security.

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

Cross-State Air Pollution Rule (“CSAPR”). The CSAPR, which was intended to replace the previously developed Clean Air Interstate Rule (“CAIR”), requires states to reduce power plant emissions that contribute to ozone or fine particle pollution in other states. Under the CSAPR, emissions reductions were to have started January 1, 2012, for SO2 and annual NOx reductions, and May 1, 2012, for ozone season NOx reductions. Several states and other parties filed suits in the United States Court of Appeals for the District of Columbia Circuit in 2011 challenging the CSAPR. On August 21, 2012, the D.C. Circuit vacated the CSAPR and ordered the EPA to continue administering CAIR, pending the promulgation of a replacement rule. On April 29, 2014, the United States Supreme Court found that the EPA was complying with statutory requirements when it issued CSAPR and reversed the D.C. Circuit’s vacation of CSAPR. On October 23, 2014, the D.C. Circuit granted the EPA’s request to lift the stay on CSAPR. In July 2015 and on remand from the Supreme Court of the United States, the D.C. Circuit upheld the provisions of CSAPR against broad challenges to the rule, but granted certain limited relief to states that brought “as applied” challenges to their respective emissions budgets set by EPA. In November 2015, the EPA issued a proposed CSAPR Rule Update in part to address the D.C. Circuit’s ruling regarding emissions budgets. The Rule Update required implementation of CSAPR’s emission budgets in the 2017 ozone season. In September 2016, the EPA finalized the CSAPR Rule Update for the 2008 ozone NAAQS. In May 2017, the rule reduced summertime NOx emissions from power plants in 22 states in the eastern U.S. In September 2017, EPA finalized further revisions to CSAPR to address the D.C. Circuit’s 2015 decision. The industry’s appeal of the 2015 decision was unsuccessful. It is unclear what effect, if any, CSAPR will have on our operations or results. Because U.S. utilities have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards regulations which require overlapping power plant emissions reductions, the practical impact of the reinstatement of CSAPR is expected to be limited. However, the cost of compliance with CAIR and now CSAPR could add to pressure to shut down units, which may further adversely affect the demand for our coal.

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

On March 28, 2017, President Trump issued Executive Order 13783, which called for the review of the CPP and NSPS, and EPA subsequently announced its intent to review these rules.   On October 16, 2017, EPA proposed a rule to repeal the CPP and on August 31, 2018, proposed the Affordable Clean Energy rule as a replacement to the CPP. Further, on December 20, 2018, EPA proposed revisions to the NSPS.  The D.C. Circuit has granted motions by the EPA to hold the cases challenging the CPP and NSPS in abeyance while the Agency reconsiders the rules.  EPA continues to file status reports in the cases while its rulemaking continues. The EPA has targeted May 2020 to finalize rule making.

In addition to the above developments, 195 nations (including the United States) signed the Paris Agreement, a long-term, international framework convention designed to address climate change over the next several decades. This agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise agreed to be bound by the agreement. The United States was among the countries that submitted its declaration of intended greenhouse gas reductions in early 2015, stating its intention to reduce U.S. greenhouse gas emissions by 26-28% by 2025 compared to 2005 levels. On June 1, 2017, President Trump announced the United States has withdrawn from the Paris Agreement, with an effective withdrawal date of November 4, 2020.  Certain state and local officials have stated that they will, nevertheless, voluntarily participate in the Paris Agreement. Over the long term, international participation in the Paris Agreement framework could reduce overall demand for coal which could have a material adverse impact on us. These effects could be more adverse to the extent regions of United States ultimately participate in these reductions (whether via the Paris Agreement or otherwise).

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

Regional Haze. The EPA has initiated a regional haze program designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could adversely affect the future market for coal. In January 2017, EPA revised its regional haze rules for the second long-term strategy period and, in July 2017, EPA proposed guidance in connection with the rule.  On Jan. 17, 2018, EPA announced it will revisit aspects of the 2017 regional haze rule. The EPA has targeted May 2020 to finalize rule making.

Resource Conservation and Recovery Act (“RCRA”)

The RCRA affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. Certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management.

Coal Ash Rule. Subtitle C of the RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under the RCRA. Following a large spill of coal ash waste at a coal burning power plant in Tennessee in 2008, the EPA, in 2010, proposed two alternative sets of regulations governing the management and storage of coal ash: one would regulate coal ash and related ash impoundments at coal-fired power plants under federal regulations governing hazardous solid waste under Subtitle C of the RCRA and the other would regulate coal ash as a non-hazardous solid waste under Subtitle D. In December 2014, the EPA announced that it would regulate coal combustion wastes as a nonhazardous substance under Subtitle D of the RCRA rather than as hazard waste pursuant to the provisions of Subtitle C. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (“Subtitle D”) of RCRA and the finalized regulations became effective on October 19, 2015. While classifying coal combustion waste as a hazardous waste under Subtitle C would have led to more stringent requirements, the new rule could still increase customers’ operating costs and may make coal less attractive for electric utilities. Under the new rule, entities storing coal combustion wastes are susceptible to litigation from citizen groups or other stakeholders. The Coal Ash Rule is currently being challenged in the D.C. Circuit by both environmental and industry groups. The ongoing efforts by environmental groups to expand energy companies’ liability under RCRA could have potential adverse legal and business outcomes for coal-fired power plants. On Dec. 20, 2017, EPA submitted a draft proposed “remand” rule to the Office of Management and Budget for interagency review.  On March 1, 2018, EPA proposed changes to the regulation of coal ash.  EPA's regulatory agenda indicates a final rule will be issued by June 2019. On February 20, 2020, EPA published its proposed Federal CCR Permit Program in the Federal Register. 85 Fed. Reg. 9940-9987. As proposed, the new Federal CCR Permit Program represents a drastic change in direction from the Coal Ash Rule. It will do away with self-implementation, and will severely restrict the ability of citizens groups to enforce the Coal Ash Rule with RCRA citizen suits.

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

On October 22, 2019, the Environmental Protection Agency and Department of the Army (the agencies) published a final rule to repeal the 2015 Rule defining “waters of the United States” and re-codify the regulatory text that existed prior to the 2015 Rule. This final rule became effective on December 23, 2019, and will be replaced by the Navigable Waters Protection Rule once the final rule takes effect.

With the final Step One rule, the agencies maintained a longstanding regulatory framework that is more familiar to and better-understood by the agencies, states, tribes, local governments, regulated entities, and the public until the final Navigable Waters Protection Rule takes effect.

On January 23, 2020, the EPA and the Department of the Army (Army) finalized the Navigable Waters Protection Rule to define “waters of the United States” (WOTUS). For the first time, the agencies are streamlining the definition so that it: includes four simple categories of jurisdictional waters, provides clear exclusions for many water features that traditionally have not been regulated, and defines terms in the regulatory text that have never been defined before.

Congress, in the Clean Water Act, explicitly directed the Agencies to protect “navigable waters.” The Navigable Waters Protection Rule regulates these waters and the core tributary systems that provide perennial or intermittent flow into them. The final rule fulfills Executive Order 13788 and reflects legal precedent set by key Supreme Court cases as well as robust public outreach and engagement, including pre-proposal input and comments received on the proposed rule.

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

On November 22, 2019, EPA proposed revisions to the 2015 rule for flue gas desulfurization wastewater and for bottom ash (BA) transport water and notice of this rulemaking was posted in the Federal Register.  The EPA estimates that its proposed rule would result in compliance cost savings of more than $175 million pre-tax annually while reducing the amount of pollutants discharged to our nation’s waters by approximately 100 million pounds per year over the existing Obama-era regulation as a result of: less costly FGD wastewater technologies that could be used to comply with the proposed relaxation of the 2015 rule’s selenium limit; less costly BA transport water technologies that could be used to comply with the proposed relaxation of the 2015 rule’s requirement to recycle 100 percent of the system water; a two-year extension of compliance time frames for FGD wastewater; and additional proposed subcategories for both FGD wastewater and BA transport water.

The additional pollutant reductions are attributable to a voluntary incentives program that provides the certainty of more time (until December 31, 2028) for plants to implement new requirements, if they adopt additional process changes and controls that achieve more stringent limitations on mercury, arsenic, selenium, nitrate/nitrite, bromide, and total dissolved solids in FGD wastewater.

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

Risks Related to Filing Under Chapter 11 of the Bankruptcy Code

As a result of the Foresight Chapter 11 Cases, we are subject to the risks and uncertainties associated with Chapter 11 cases, and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

For the duration of the Foresight Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy.  These risks include:

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•	our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court from time to time;
•	our ability to comply with our Restructuring Support Agreement (the “RSA”) and our Debtor-in-Possession Credit and Guaranty Agreement (the “DIP Facility”) terms and conditions;
•	our ability to consummate a Chapter 11 plan of reorganization;
•	our ability to fund and execute our business plan; and
•	our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events or publicity associated with the Foresight Chapter 11 Cases could adversely affect our relationships with our suppliers, customers and employees.  In particular, critical vendors may determine not to do business with us due to Foresight Chapter 11 Cases and we may not be successful in securing alternative sources.  Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities.  Because of the risks and uncertainties associated with the Foresight Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Prosecution of the Foressight Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Foresight Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases.  This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Foresight Chapter 11 Cases are protracted.

During the Foresight Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition.  A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations.  The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

If we are unable to confirm a Chapter 11 plan of reorganization, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.  We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

Our post-bankruptcy capital structure will be set pursuant to a plan that requires Bankruptcy Court approval.  The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities and existing equity securities are expected to be cancelled.  The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success.  If such exchanges or modifications are successful, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates.  There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.  If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

Any Chapter 11 plan that we may implement will be based in large part upon assumptions and analyses developed by us.  If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

Any Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances.  Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets.  The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, consolidated adjusted EBITDA, capital expenditures, debt service and cash flow.  Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate.  In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure.  Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated.  Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations.  The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be subject to claims that will not be discharged in our Chapter 11 cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation.  With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization.  Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity.  So long as the Foresight Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.  A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business.  In addition, the longer the Foresight Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as the Foresight Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Foresight Chapter 11 Cases, including the cost of litigation.  In general, litigation can be expensive and time consuming to bring or defend against.  Such litigation could result in settlements or damages that could significantly affect our financial results.  It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a plan of reorganization.  It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation.  The impact of any such litigation on our business and financial stability, however, could be material.

Should the Foresight Chapter 11 Cases be protracted, we may also need to seek new financing to fund operations.  If we are unable to obtain such financing on favorable terms or at all, the chances of confirming a Chapter 11 plan may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

Risks Related to Our Business

We may not have sufficient cash from operations to enable us to pay distributions.

Even though we are currently restricted under our debt documents from paying certain distributions, the amount of cash we may be able to distribute on our common and subordinated units in the future primarily depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

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

•	the proximity to and capacity of transportation facilities;
•	transportation costs;
•	planned and unplanned closure of coal fired electric generating power plants; and
•	force majeure events and the economic impact related to COVID – 19.

In addition, the actual amount of cash we have available for distribution depends on several other factors, including:

•	restrictions in the agreements governing our indebtedness;
•	our debt service requirements and other liabilities;
•	the level and timing of capital expenditures we make;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	the amount of cash reserves established by our general partner; and
•	the cost of acquisitions.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

At December 31, 2019, our indebtedness (excluding our sale-leaseback arrangements) was approximately $1.3 billion. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations and continue payment of distributions to our unitholders:

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

Our future costs of production may be substantially higher than our historical costs due to a number of factors, including increased regulatory requirements applicable to coal mining, and the success of longwall mining operations at our Hillsboro mine.

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

A certain amount of our coal is shipped through contractual arrangements with minimum volume requirements that are due regardless of whether coal is actually shipped or mined.

A certain amount of the coal that we ship is through contractual arrangements that have minimum volume requirements. Failure to meet the minimum annual volume requirements can result in higher transportation costs to us on a per ton basis. The primary reason for making our minimum annual volume commitments was to secure long-term access to international markets (transportation to and through export terminals). To the extent coal pricing to export markets decline, we expect our sales volume to the export markets to also continue to decline thereby resulting in higher charges for shortfalls on minimum contractual throughput volume requirements. If our operations do not meet the minimum volume requirements then we could suffer from a shortage of cash due to the ongoing requirement to pay minimum payments despite a lack of shipping and the associated sales revenue.  As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders may be materially adversely affected.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our results of operations.

For the year ended December 31, 2019, we derived approximately 68% of our total coal sales revenues from our four largest customers, including 37% of our coal sales revenues from our largest customer. Negotiations to extend existing agreements or enter into long-term agreements with these and other customers may not be successful, and such customers may not continue to purchase coal from us. If these four customers or any of our top customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to our top customers on terms as favorable to us as the terms under our current contracts, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders may be materially adversely affected.

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

Longwall mining efforts at Hillsboro Energy’s Deer Run Mine may ultimately not succeed.

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

In October 2018, we reached a settlement of certain litigation matters associated with the Hillsboro combustion event.  We resumed production in January 2019 with one continuous miner section and in March 2020 we recommenced longwall mining operations. However, there can be no assurances that longwall mining operations at the Deer Run Mine will be successful.  As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders may be materially adversely affected.

A substantial amount of our coal reserves are leased or subleased and are subject to minimum royalty payments that are due regardless of whether coal is actually mined.

A substantial amount of the reserves that our operating companies lease are subject to minimum royalty payments, including those leases with affiliates. Failure to meet minimum production requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself along with cetain mining equipment on the premises. If certain operations do not meet production goals then we could suffer from a shortage of cash due to the ongoing requirement to pay minimum royalty payments without any corresponding production and coal sales. As a result, our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders may be materially adversely affected.

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

On August 3, 2015, President Obama and the EPA announced the final Clean Power Plan (“CPP”), which includes final emission guidelines for states to follow in developing plans to reduce GHG emissions from existing fossil fuel-fired electric generating units (“EGU”s) as well as limits on GHG emission rates for new, modified and reconstructed EGUs. Under the CPP, nationwide carbon dioxide emissions would be reduced by 32% by 2030, while offering states and utilities flexibility in achieving these reductions. On February 9, 2016, the U.S. Supreme Court issued a temporary stay of the CPP regulations. The stay will be in place until the D.C. Circuit Court of Appeals rules on the merits of legal challenges to those regulations, and, if following a ruling by the D.C. Circuit Court of Appeals, a writ of certiorari from the Supreme Court is sought and granted, the stay will remain in place until the Supreme Court issues its decision on the merits. An en banc panel of the D.C. Circuit Court of Appeals held oral argument in the case challenging the CPP on September 27, 2016. Lawsuits have also been filed in the D.C. Circuit challenging EPA’s final NSPS rule for CO2 from new, modified, and reconstructed power plants under the CAA Section 111(b), which challenges EPA’s establishment of standards of performance based on technologies including CCS.  The finalization of the NSPS for new air pollutant sources under Section 111(b) is a prerequisite for the use of authority under Section 111(d) to regulate existing sources, which is the authoritative basis for the Clean Power Plan.  On March 28, 2017, President Trump issued Executive Order 13783, which called for the review of CPP, and EPA announced its review of the CPP.   On October 16, 2017, EPA proposed a rule to repeal the CPP, with a comment period closing April 26, 2018. Further, on December 20, 2018, EPA proposed revisions to the NSPS.  The D.C. Circuit has granted motions by the EPA to hold the cases challenging the CPP and NSPS in abeyance while the Agency reconsiders the rules.  EPA continues to file status reports in the cases while its rulemaking continues. The EPA has targeted May 2020, to finalize rule making. Even without the legal challenges, demand for coal will likely be further decreased as a result of the CPP, potentially significantly, and could adversely impact our business.

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

In December 2014, the EPA announced that it had determined to regulate coal combustion wastes, sometimes referred to as coal ash or coal combustion by-products (“CCB”), as a nonhazardous substance under Subtitle D of the RCRA rather than as a hazardous waste product under Subtitle C of the RCRA. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (“Subtitle D”) of RCRA which became effective on October 19, 2015. While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, regulation under Subtitle D imposes certain requirements on management of CCBs and may still increase our customers’ operating costs and potentially reduce their ability to purchase coal. On February 20, 2020, EPA published its proposed Federal CCR Permit Program in the Federal Register. 85 Fed. Reg. 9940-9987. As proposed, the new Federal CCR Permit Program represents a drastic change in direction from the Coal Ash Rule. It will do away with self-implementation, and will severely restrict the ability of citizens groups to enforce the Coal Ash Rule with RCRA citizen suits.

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

We must compensate employees for work-related injuries. If adequate provisions for workers’ compensation liabilities are not made, our future operating results could be harmed. Also, federal law requires we contribute to a trust fund for the payment of benefits and medical expenses to certain claimants. Prior to January 1, 2019, the trust fund was funded by an excise tax on coal production of $1.10 per ton for underground coal sold domestically, not to exceed 4.4% of the gross sales price, excluding transportation. For 2019, the excise tax decreased to $0.50 per ton for underground coal sold domestically, not to exceed 2% of the gross sales price, excluding transportation. On January 1, 2020, the excise tax amounts returned to pre-2019 levels.  If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely affected. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business. In addition, the erosion through tort liability of the protections we are currently provided by workers’

compensation laws could increase our liability for work-related injuries and have a material adverse effect on our results of operations, cash flows and financial condition as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

On June 29, 2015, the EPA and the U.S. Army Corps of Engineers published their final rule expanding the definition of “Waters of the United States” (“WOTUS Rule”) that expands the jurisdiction of the EPA and the United States Army Corps of Engineers to regulate waters not previously regulated. The WOTUS Rule became effective on August 28, 2015 and, if fully implemented, will likely add an additional layer of permitting to activities involving previously non-jurisdictional waters and likely cause states that have jurisdiction over their own waters to enhance their already robust regulatory programs, adding delays to the permitting process and extending review times even further for regulatory agencies. On October 9, 2015, the United States Court of Appeals for the Sixth Circuit issued a temporary nationwide stay of the effectiveness of the WOTUS Rule while litigation regarding its legality progresses. The temporary stay could be lifted at any time. The WOTUS Rule has been challenged in several jurisdictions, both at the district and appellate court levels. In addition to issuing a nationwide stay, the Sixth Circuit ruled that district courts do not have jurisdiction to consider the matter. Industry groups opposed this decision and asked the Supreme Court to overturn the Sixth Circuit and send the cases back to the district courts. On January 13, 2017, the Supreme Court agreed to review the Sixth Circuit’s finding that it has jurisdiction to hear challenges to the rule. This rule, if it becomes final, could impact our ability to timely obtain necessary permits. Such changes could have a material adverse effect on our financial condition and results of operations as well as our ability to meet our debt obligations and pay distributions to our unitholders. On January 22, 2018, the Supreme Court unanimously held that initial challenges to this rule belong in district courts rather than appeals courts.  The EPA then, on January 31, 2018, delayed applicability of the 2015 rule. On October 22, 2019, the Environmental Protection Agency and Department of the Army (the agencies) published a final rule to repeal the 2015 Rule defining “waters of the United States” and re-codify the regulatory text that existed prior to the 2015 Rule. This final rule became effective on December 23, 2019, and will be replaced by the Navigable Waters Protection Rule once the final rule takes effect.

With the final Step One rule, the agencies maintained a longstanding regulatory framework that is more familiar to and better-understood by the agencies, states, tribes, local governments, regulated entities, and the public until the final Navigable Waters Protection Rule takes effect.

On January 23, 2020, the EPA and the Department of the Army (Army) finalized the Navigable Waters Protection Rule to define “waters of the United States” (WOTUS). For the first time, the agencies are streamlining the definition so that it: includes four simple categories of jurisdictional waters, provides clear exclusions for many water features that traditionally have not been regulated, and defines terms in the regulatory text that have never been defined before.

Congress, in the Clean Water Act, explicitly directed the Agencies to protect “navigable waters.” The Navigable Waters Protection Rule regulates these waters and the core tributary systems that provide perennial or intermittent flow into them. The final rule fulfills Executive Order 13788 and reflects legal precedent set by key Supreme Court cases as well as robust public outreach and engagement, including pre-proposal input and comments received on the proposed rule.

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

We are obligated under our partnership agreement to reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf and have entered into a management services agreement with Murray Energy to provide operational services to us. Our partnership agreement does not limit the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner determines the expenses that are allocable to us. Under the management services agreement, we are obligated to pay Murray Energy for services provided to us, subject to future contractual escalations and adjustments (currently $5.2 million per quarter as of December 31, 2019), but we may agree to revise the management services agreement to provide for a different reimbursement amount. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces the amount of cash available for distributions to our unitholders.

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

Our ability to collect payments from Murray Energy could be impaired as a result of Murray Energy’s petition for relief under Chapter 11 of the Bankruptcy Code, if Murray Energy’s creditworthiness deteriorates further, or if production at the Murray Energy mine ceases.

As further described in Part II. “Item 8. Financial Statements and Supplementary Data – Note 16. Related-Party Transactions” of this Annual Report on Form 10-K, on October 29, 2019, the debtor entities of Murray Energy filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio Western Division.  As of December 31, 2019, the Partnership had amounts receivable from Murray Energy and its subsidiaries (excluding Javelin) of $8.7 million included in due from affiliates on the consolidated balance sheet.  In addition, the Partnership has two long-term financing arrangements with subsidiaries of Murray Energy totaling $60.7 million, for which we have recorded a reserve of $60.4 million as of December 31, 2019, owing to the Murray Energy bankruptcy.  Our ability to receive payments on these receivables and financing arrangements may be impaired pending the outcome of the Murray Energy bankruptcy, if the operation of any Murray Energy mines were to cease, or if Murray Energy’s creditworthiness was to deteriorate further.  The Partnership would bear the risk for any Murray Energy payment default. The failure to collect payment under these receivables and financing arrangements may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.

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

Federal, state and local governments may pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may decrease demand for our coal products. The Clean Power Plan is one of a number of recent developments aimed at limiting GHG emissions which could limit the market for some of our products by encouraging electric generation from sources that do not generate the same amount of GHG emissions. Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., states, or other countries, could also result in electricity generators further switching from coal to other fuel sources or additional coal-fueled power plant closures. For example, the Paris Agreement resulting from the 2015 United Nations Framework Convention on Climate Change contains commitments by numerous countries to reduce their GHG emissions. The Paris Agreement entered into force in November 2016. Currently, 187 of the 195 Parties to the Convention have ratified the Paris Agreement, and additional Parties may ratify, increasing the firm commitments by various nations with respect to future GHG emissions. These commitments could further disfavor coal-fired generation, particularly in the medium- to long-term. On June 1, 2017, President Trump announced the United States has withdrawn from the Paris Agreement, with an effective withdrawal date of November 4, 2020.  Certain state and local officials have stated that they will, nevertheless, voluntarily participate in the Paris Agreement.

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

In addition, regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. The amount and nature of the financial assurances are dependent upon a number of factors, including our financial condition and reclamation cost estimates. Changes to these amounts, as well as the nature of the collateral to be provided, could significantly increase our costs, making the maintenance and development of existing and new mines less economically feasible. Currently, the security we provide consists of surety bonds. The premium rates and terms of the surety bonds are subject to annual renewals. Our failure to maintain, or inability to acquire, surety bonds or other forms of financial assurance that are required by applicable law, contract or permit could adversely affect our ability to operate. That failure could result from a variety of factors including the lack of availability, higher expense or unfavorable market terms of new surety bonds or other forms of financial assurance. There can be no guarantee that we will be able to maintain or add to our current level of financial assurance. Additionally, any capital resources that we do utilize for this purpose will reduce our resources available for our operations and commitments as well as our ability to pay distributions to our unitholders. As of December 31, 2019, we have active outstanding surety bonds with third parties of $97.4 million.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner has the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934. As of March 20, 2020, Murray Energy owns 100.0% of our subordinated units and 12.1% of our common units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), Murray Energy would own an aggregate of 51.2% of our common units.

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

Other events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating results.

Our results could be affected in various ways by global or domestic events beyond our control.  Most recently, we have considered the impacts of a coronavirus disease (COVID – 19) on our overall operations. While the full impact of this disease and the worldwide reaction to it remain unknown at this time, any widespread growth in infections, travel restrictions, quarantines, or site closures as a result of the disease could, among other things, impact the ability of our employees to perform their duties and lead to disruptions in our supply chain and transportation network. Any of these outcomes could have a material adverse effect on our business.

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

Due to “abnormally low” trading price levels under the New York Stock Exchange’s (“NYSE”) continued listing standards, our common units were delisted from the NYSE.  Trading in our common units was suspended on November 8, 2019 and our common units were delisted from the NYSE shortly thereafter.  Our delisting from the NYSE could negatively affect our business, financial condition, and results of operations.

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

On November 12, 2019, our common units commenced trading over-the-counter and currently trade under the symbol “FELPQ.”  The over-the-counter markets are a more limited market than the NYSE and it is likely that there would be significantly less liquidity in the trading of our common units, decreases in institutional and other investor demand for our common units, coverage by securities analysts, market making activity and information available concerning trading prices and volume, and fewer broker-dealers willing to execute trades in our common units. The occurrence of any of these events could result in a further decline in the market price of our common units.

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

As a publicly traded partnership, we are not required to comply with certain corporate governance requirements.

Because we are a publicly traded partnership, we are not required to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of these corporate governance requirements.

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

You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, including potential income arising from the discharge of indebtedness resulting from the outcome of the Foresight Chapter 11 Cases, regardless of whether you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability resulting from that income.

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

The Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, is subject to potential amendments and technical corrections, as well as interpretations and regulations enacted and proposed by the IRS, any of which could affect certain impacts of the legislation. For instance, the Tax Cuts and Jobs Act of 2017 limits the ability to take certain business interest expense deductions beginning in 2018. In addition, there is uncertainty with respect to how U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Coal Reserves

We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserve base is one of our strengths. We estimate that we controlled nearly 2.1 billion tons (including 73 million tons of coal reserves associated with our recently idled Macoupin complex), almost entirely through lease, of proven and probable recoverable reserves at December 31, 2019. Our coal reserve estimate is based on a study prepared by a third-party mining and geological consultant using data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

All of our recoverable coal reserves are assigned reserves as of December 31, 2019. All of our reserves are considered high sulfur coal, with average sulfur content ranging between 1.71% and 3.45% and high Btu coal, with Btu content ranging between 10,799 and 11,893 Btu per pound. The table below presents our estimated recoverable coal reserves at December 31, 2019.

		Average Seam		In-Place	Clean Recoverable Tons (2)			Theoretical Coal Quality
		Thickness	Area	Tons (1)	(in 000's)			(As Received Basis)
Property Control	Seam	(Feet)	(Acres)	(in 000's)	Proven	Probable	Total	Sulfur %	Btu/lb

Williamson Energy, LLC	6	5.81	26,009	274,504	106,801	54,537	161,338	2.20	11,893
Williamson Energy, LLC	5	4.24	39,070	308,553	111,743	85,437	197,180	1.71	11,799
Sugar Camp Energy, LLC	6	6.40	97,095	1,146,962	302,312	394,231	696,543	2.46	11,820
Sugar Camp Energy, LLC	5	4.75	104,312	925,724	238,407	362,134	600,541	2.44	11,712
Hillsboro Energy LLC	6	7.68	28,564	433,439	94,154	227,768	321,922	3.45	10,940
Macoupin Energy LLC (3)	6	6.44	13,461	154,733	29,150	43,703	72,853	3.33	10,799
Total Foresight Energy LP				3,243,915	882,567	1,167,810	2,050,377

(1)	In-Place Tons are on a dry basis.
(2)	Clean Recoverable Tons are based on mining recovery, average theoretical preparation plant yield, preparation plant efficiency and product moisture.
(3)

The Macoupin complex was recently idled. See Part II. “Item 8. Financial Statements and Supplementary Data, Note 3—Recent Transactions and Events” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

Item 3. Legal Proceedings

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 22—Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain of our pending legal proceedings, which are incorporated herein by reference. We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operation or cash flows. As of December 31, 2019, we have $1.3 million accrued, in the aggregate, for various litigation matters.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K for the year ended December 31, 2019.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The common units representing limited partnership’ interests and currently trade on the over-the-counter markets under the symbol “FELPQ”. On March 20, 2020, the closing market price for FELP common units was $0.009 per unit and there were 80,996,773 common units outstanding and 64,954,691 subordinated units outstanding. There were approximately 4,500 record holders of our common units as of December 31, 2019.

The following table sets forth the amount of cash distributions declared and paid with respect to each common unit from January 1, 2018 to December 31, 2019.

Period	Distribution per Limited Partner Unit
1st Quarter 2018	$0.0565 (declared March 7, 2018; paid March 30, 2018)
2nd Quarter 2018	$0.0565 (declared May 8, 2018; paid May 31, 2018)
3rd Quarter 2018	$0.0565 (declared August 3, 2018; paid August 31, 2018)
4th Quarter 2018	$0.0565 (declared November 7, 2018; paid December 21, 2018)
1st Quarter 2019	$0.06 (declared February 27, 2019; paid March 29, 2019)
2nd Quarter 2019	None.
3rd Quarter 2019	None.
4th Quarter 2019	None.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following tables set forth the selected historical consolidated financial data of the Partnership for each of the last five years and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Please read Part II. “Item 8. Financial Statements and Supplementary Data-Organization, Nature of Business and Basis of Presentation” for a discussion on the basis of presentation for the consolidated financial statements.

	For the Year Ended December 31,		Period from April 1, 2017 through December 31, 2017	Period from January 1, 2017 through March 31, 2017	For the Year Ended December 31,
	2019	2018			2016	2015
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In Thousands, Except per Unit Data)			(In Thousands, Except per Unit Data)
Revenues
Coal sales	$834,375	$1,097,366	$716,617	$227,813	$866,628	$979,179
Other revenues	7,142	7,625	7,527	2,581	9,204	5,674
Total revenues	841,517	1,104,991	724,144	230,394	875,832	984,853

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	468,673	526,984	367,844	117,762	423,995	509,170
Cost of coal purchased	8,273	14,572	—	7,973	13,541	17,444
Transportation	177,503	230,052	125,772	37,726	139,659	171,733
Depreciation, depletion and amortization	183,972	212,640	167,794	39,298	164,212	195,415
Contract amortization and write-off	(7,436)	(86,481)	1,408	—	—	—
Accretion and changes in estimates on asset retirement obligations	2,206	(8,516)	2,179	710	3,376	2,267
Selling, general and administrative	29,841	39,568	23,555	6,554	25,265	31,357
Long-lived asset impairments	143,587	110,689	42,667	—	74,575	12,592
Reserve on financing receivables - affiliate	60,408	—	—	—	—	—
Transition and reorganization costs	—	—	—	—	6,889	21,433
Loss on commodity derivative contracts	—	—	2,607	1,492	23,752	(45,691)
Other operating (income) expense, net (1)	(27,626)	(19,040)	(13,537)	451	(22,161)	(13,424)
Operating (loss) income	(197,884)	84,523	3,855	18,428	22,729	82,557
Other expenses:
Interest expense, net	124,526	122,676	91,753	35,124	125,112	93,134
Interest (benefit) expense, net - sale-leaseback financing arrangements	(9,671)	23,460	16,151	8,256	24,089	24,177
Debt restructuring costs	7,709	—	—	—	21,821	3,930
Change in fair value of warrants	—	—	—	(9,278)	17,124	—
Loss on early extinguishment of debt	—	—	—	95,510	13,203	—
Net loss	(320,448)	(61,613)	(104,049)	(111,184)	(178,620)	(38,684)
Less: net income attributable to noncontrolling interests	—	—	—	—	169	770
Net loss attributable to controlling interests	(320,448)	(61,613)	(104,049)	(111,184)	(178,789)	(39,454)
Less: net income attributable to predecessor equity	—	—	—	—	—	23
Net loss attributable to limited partner units	$(320,448)	$(61,613)	$(104,049)	$(111,184)	$(178,789)	$(39,477)

Per Unit Data
Net loss per limited partner unit - basic and diluted (8)(9)(10)	$(2.20)	$(0.43)	$(0.73)	$(0.85)	$(1.37)	$(0.30)
Distributions declared per limited partner unit	$0.06	$0.23	$0.13	$—	$—	$1.17
Statements of Cash Flows
Net cash provided by operating activities	$74,847	$133,367	$111,568	$19,650	$238,451	$200,412
Net cash used in investing activities	$(87,292)	$(38,062)	$(54,348)	$(13,785)	$(47,629)	$(138,781)
Net cash provided by (used in) financing activities	$46,081	$(97,215)	$(69,765)	$(108,062)	$(91,439)	$(70,602)
Balance Sheet Data (at period end)
Cash and cash equivalents	$33,905	$269	$2,179	$4,235	$103,690	$17,538
Property, plant, equipment and development, net	$1,923,625	$2,148,569	$2,378,605	$2,607,144	$1,318,937	$1,433,193
Total assets	$2,119,119	$2,388,173	$2,606,640	$2,864,099	$1,689,011	$1,821,183
Total long-term debt and finance lease obligations (2)	$1,317,302	$1,248,103	$1,314,532	$1,367,776	$1,391,063	$1,434,566
Total partners’ capital (deficit)	$271,631	$596,715	$675,826	$1,000,493	$(154,593)	$18,883
Other Data
Adjusted EBITDA (3)	$185,015	$313,584	$229,781	$63,970	$308,799	$338,408
Tons produced (4)	19,926	23,313	15,912	5,267	19,040	20,097
Tons sold(4)	19,745	23,395	16,085	5,283	19,270	21,946
Coal sales realization per ton sold (5)	$42.26	$46.91	$44.55	$43.12	$44.97	$44.62
Netback to mine realization per ton sold (6)	$33.27	$37.07	$36.73	$35.98	$37.73	$36.79
Cash costs per ton sold (7)	$23.95	$22.85	$22.87	$22.80	$22.32	$23.67

(1)

For the years ended December 31, 2019 and 2018, for the period April 1, 2017 through December 31, 2017, and for the year ended December 31, 2016, we recognized $25.4 million, $43.0 million, $12.8 million, and $20.0 million, respectively, in other operating income related to insurance recoveries from the Hillsboro combustion event. The year ended December 31, 2018, also included expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters. For the year ended December 31, 2015, $13.5 million was recognized as other operating income related to a settlement with Murray Energy resolving litigation between the Partnership and Murray Energy.

(2)

Includes current portion of long-term debt and finance lease obligations. Total long-term debt and finance lease obligations does not include $160.1 million as of December 31, 2019, $196.5 million as of December 31, 2018, $200.6 million as of December 31, 2017, $191.9 million as of December 31, 2016, and $193.4 million as of December 31, 2015 of certain sale-leaseback financing obligations that are characterized as financing arrangements due to our continued involvement in mining the reserves and utilizing the equipment related to the leases.

(3)

We define Adjusted EBITDA as net loss attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts, contract amortization and write-off, restructuring costs, changes in the fair value of the warrants and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds/deducts to Adjusted EBITDA the aggregate settlements during the period. Adjusted EBITDA also includes any insurance recoveries received, regardless of whether they relate to the recovery of mitigation costs, the receipt of business interruption proceeds, or the recovery of losses on machinery and equipment. Included in net loss attributable to controlling interests during 2019, 2018, the period from January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and during 2016 were insurance proceeds of $25.4 million, $44.1 million, $0.0 million, $16.4 million, and $30.5 million, respectively, for the Hillsboro combustion event. Also included in net loss attributable to controlling interests during 2018 was expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters.

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

Below is a reconciliation between net loss attributable to controlling interests and Adjusted EBITDA for the years ended December 31, 2019 and 2018, for the period from January 1, 2017 to March 31, 2017, for the period from April 1, 2017 to December 31, 2017, and for the years ended December 31, 2016, and 2015:

	For the Year Ended December 31,		Period from April 1, 2017 through December 31, 2017	Period from January 1, 2017 through March 31, 2017	For the Year Ended December 31,
	2019	2018			2016	2015
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In Thousands)			(In Thousands)
Net loss attributable to controlling interests	$(320,448)	$(61,613)	$(104,049)	$(111,184)	$(178,789)	$(39,454)
Interest expense, net	124,526	122,676	91,753	35,124	125,112	93,134
Interest (benefit) expense, net - sale-leaseback financing arrangements	(9,671)	23,460	16,151	8,256	24,089	24,177
Depreciation, depletion and amortization	183,972	212,640	167,794	39,298	164,212	195,415
Accretion and changes in estimates on asset retirement obligations	2,206	(8,516)	2,179	710	3,376	2,267
Contract amortization and write-off	(7,436)	(86,481)	1,408	—	—	—
Noncash impact of recording coal inventory to fair value in pushdown accounting	—	—	8,868	—	—	—
Transition and reorganization costs (excluding equity-based compensation)	—	—	—	—	2,574	17,111
Equity-based compensation	162	729	575	318	5,106	13,704
Long-lived asset impairments	143,587	110,689	42,667	—	74,575	12,592
Reserve on financing receivables - affiliate	60,408	—	—	—	—	—
Loss (gain) on commodity derivative contracts	—	—	2,607	1,492	23,752	(45,691)
Settlements of commodity derivative contracts	—	—	(172)	3,724	12,644	61,223
Debt restructuring costs	7,709	—	—	—	21,821	3,930
Change in fair value of warrants	—	—	—	(9,278)	17,124	—
Loss on early extinguishment of debt	—	—	—	95,510	13,203	—
Adjusted EBITDA	$185,015	$313,584	$229,781	$63,970	$308,799	$338,408

(4)	Tons produced and tons sold include mines in development.
(5)	Calculated as coal sales divided by tons sold.
(6)	Calculated as coal sales less transportation expense divided by tons sold.
(7)	Calculated as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.
(8)	Consists of $(2.17) – basic and diluted – per common limited partner unit and $(2.23) – basic and diluted – per subordinated limited partner unit for the year ended December 31, 2019.
(9)	Consists of $(0.32) – basic and diluted – per common limited partner unit and $(0.55) – basic and diluted – per subordinated limited partner unit for the year ended December 31, 2018.
(10)

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

We control nearly 2.1 billion tons of coal reserves (including 73 million tons of coal reserves associated with our recently idled Macoupin complex), almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with four operating underground mining complexes in the Illinois Basin: Williamson, Sugar Camp, and Hillsboro which are longwall operations, and Macoupin, which is currently a continuous miner operation. The Williamson and Hillsboro complexes operate with one longwall system each; the Sugar Camp complex operates with two longwall mining systems.

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

In October 2018, we reached a settlement of certain litigation matters associated with the Hillsboro combustion event.  We resumed production in January 2019 with one continuous miner section.  In March 2020, longwall production resumed at Hillsboro.

In March 2020, we idled operations at our Macoupin complex, owing to the significant challenges in the thermal coal markets. As a result of the idling, the expected future cash flows at Macoupin were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $143.6 million at Macoupin during 2019.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern half of the United States as well as internationally (primarily into Europe). We generally sell a significant portion of our coal to customers at delivery points other than our mines, including, but not limited to, our river terminal on the Ohio River and ports near New Orleans.

Filing Under Chapter 11 of the Bankruptcy Code

On the Petition Date, we commenced the Foresight Chapter 11 Cases in the Bankruptcy Court.  Further information regarding our bankruptcy filing under Chapter 11 of the Bankruptcy Code, as well as information on our liquidity, capital resources, debt obligations and going concern matters, are disclosed in Part II. “Item 8. Financial Statements and Supplementary Data – Note 1. Organization, Nature of Business and Basis of Presentation” of this Annual Report on Form 10-K.

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

Debt Refinancing

On March 28, 2017 (the “2017 Refinancing Closing Date”), we completed a series of transactions to refinance certain previously outstanding indebtedness (the “March 2017 Refinancing Transactions”). See “Item 8. Financial Statements and Supplementary Data – Note 11. Long-Term Debt and Finance Lease Obligations” and “Item 8. Financial Statements and Supplementary Data – Note 16. Related-Party Transactions” for additional discussion of the March 2017 Refinancing Transactions.

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

Transportation. During 2019, we generally sold our coal to customers at three distinct delivery points: either at our mines, at river terminals on the Ohio River, or at export terminals near New Orleans. Except for those sales that occur at our mine, we generally bear the transportation cost and risk to and through these terminals and we therefore do not report coal sales and transportation revenue separately in our consolidated statements of operations. Also, because we are responsible for the cost of transporting our coal to these various delivery points, we also bear the risk that our transportation expense will increase over time. Where possible, we enter into long-term transportation and throughput agreements to secure capacity and price certainty. These agreements generally require throughput of minimum annual volumes. Failure to meet the minimum annual volume requirements can result in higher transportation costs to us on a per ton basis. The primary reason for entering into minimum annual volume commitments is to secure long-term access to international markets and provide optionality between the domestic and international coal markets. To the extent coal pricing to international markets does not remain at economically sustainable levels, we may incur substantial expenses for shortfalls on minimum contractual throughput volume requirements related to the export market.

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

Selling, general and administrative. Selling, general and administrative expense consists of our general corporate overhead expenses, including, but not limited to, management and administrative labor, corporate occupancy expenses, office expenses, and certain professional fees. In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the “Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provides certain management and administration services to FELP for a quarterly fee (currently $5.2 million per quarter as of December 31, 2019), which is subject to future contractual escalations and adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022, and is subject to termination provisions.

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

We define Adjusted EBITDA as net income (loss) attributable to controlling interests before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, losses/gains on commodity derivative contracts, settlements of derivative contracts, contract amortization and write-off, restructuring costs, changes in the fair value of the warrants and material nonrecurring or other items which may not reflect the trend of future results. As it relates to derivatives, the Adjusted EBITDA calculation removes the total impact of derivative gains/losses on net income (loss) during the period and then adds/deducts to Adjusted EBITDA the aggregate settlements during the period. Adjusted EBITDA also includes any insurance recoveries received, regardless of whether they relate to the recovery of mitigation costs, the receipt of business interruption proceeds, or the recovery of losses on machinery and equipment.

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

Results of Operations

The following discusses the results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018.  The results of operations for the year ended December 31, 2018 compared to the Combined 2017 Period was included in the Annual Report on Form 10-K for the year ended December 31, 2018 under Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed with the SEC on February 27, 2019.

Comparison of the Year Ended December 31, 2019 (Successor) to the Year Ended December 31, 2018 (Successor)

Coal Sales. The following table summarizes coal sales information during the years ended December 31, 2019 and 2018 (in thousands, except per ton data).

	Year Ended December 31, 2019	Year Ended December 31, 2018	Variance — Year Ended December 31, 2019 versus Year Ended December 31, 2018

Coal sales	$834,375	$1,097,366	$(262,991)	(24.0)%
Tons sold	19,745	23,395	(3,650)	(15.6)%
Coal sales realization per ton sold(1)	$42.26	$46.91	$(4.65)	(9.9)%
Netback to mine realization per ton sold(2)	$33.27	$37.07	$(3.80)	(10.3)%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decrease in coal sales revenue from the prior year was due to lower coal sales volumes combined with lower coal sales realization per ton sold.  Coal sales volumes for the current year were lower as compared to the prior year due primarily to lower sales volumes placed into the export market.  Declining API2 pricing on export volumes resulted in lower overall coal sales realizations.

Other Revenues. Other revenues of $7.1 million and $7.6 million for the years ended December 31, 2019 and 2018, respectively, were comprised of overriding royalty and lease revenues earned on the financing agreements entered into with affiliates of Murray Energy in April 2015.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information during the years ended December 31, 2019 and 2018 (in thousands, except per ton data).

	Year Ended December 31, 2019	Year Ended December 31, 2018	Variance — Year Ended December 31, 2019 versus Year Ended December 31, 2018

Cost of coal produced (excluding depreciation, depletion and amortization)	$468,673	$526,984	$(58,311)	(11.1)%
Produced tons sold	19,570	23,065	(3,495)	(15.2)%
Cash cost per ton sold(1)	$23.95	$22.85	$1.10	5.0%

Tons produced	19,926	23,313	(3,387)	(14.5)%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year was due to an overall decrease in produced tons sold, offset by a higher cash cost per ton sold.  The increase in cash cost per ton sold resulted primarily from reduced production at our Williamson complex during the fourth quarter in response to challenging export market conditions.

Cost of Coal Purchased. From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  Such purchases totaled $8.3 million and $14.6 million during the years ended December 31, 2019 and 2018, respectively.

Transportation. Our cost of transportation for the year ended December 31, 2019 decreased $52.5 million as compared to the year ended December 31, 2018 due to a decrease in produced tons sold and a larger percentage of our sales going to the export market during the prior year, which have higher associated transportation and transloading costs.  These decreases were slightly offset by additional transloading-related costs in the current year due to high river levels at the export facilities near New Orleans.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization expense for the current year as compared to the prior year was primarily due to a lower depreciable asset base resulting from the aggregate impairment charge at our Hillsboro complex in the prior year, as well as $12.6 million of depreciation, depletion and amortization capitalized into development cost associated with our Hillsboro complex during the current period.

Contract Amortization and Write-off. During the years ended December 31, 2019 and 2018, we recorded amortization benefit of $7.4 million and $86.5 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities recorded as part of our pushdown accounting. The prior year includes a benefit of $69.1 million associated with the write-off of an unfavorable royalty agreement associated with our Hillsboro complex.

Accretion and Changes in Estimates on Asset Retirement Obligations. The total expense (benefit) was $2.2 million and $(8.5) million for the years ended December 31, 2019 and 2018, respectively.  Because of the Hillsboro impairment (see “Item 8. Financial Statements and Supplementary Data – Note 3. Recent Transactions and Events”) and subsequent changes in estimate of the Hillsboro asset retirement obligations, included in the prior year is a benefit due to a change in estimate of $(10.9) million that is recognized in the consolidated statement of operations.

Selling, General and Administrative. The decrease in selling, general and administrative expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to decreased sales and marketing expenses resulting from lower export sales volumes and legal expenses incurred in the prior year associated with the Hillsboro and Macoupin litigation matters settled in October of 2018.

Long-lived Asset Impairments. During the year ended December 31, 2019, we recognized an aggregate impairment charge of $143.6 million related to certain long-lived assets and mineral reserves associated with our Macoupin complex.  During the year ended December 31, 2018, we recognized an aggregate impairment charge of $110.7 million related to certain long-lived assets and mineral reserves associated with our Hillsboro complex.

Reserve on financing receivables - affiliate. During the year ended December 31, 2019, we recorded a reserve of $60.4 million on our financing receivables as a result of uncertainty in collection due to the Murray Chapter 11 Cases (defined below).

Other Operating (Income) Expense, Net. In 2019, other operating (income) expense, net consisted primarily of $25.4 million in payments from insurance companies related to the final settlement of claims associated with the Hillsboro combustion event.  In 2018, other operating (income) expense, net consisted of $43.0 million in payments from insurance companies offset by $25.0 million for the settlement of litigation related to the Hillsboro and Macoupin matters.

Interest Expense, Net. Interest expense, net for the current year was comparable to the prior year primarily as a result of lower overall outstanding principal balances on our Term Loan due 2022 and longwall financing arrangements, offset by additional outstanding borrowings on our revolving credit facility.

Interest (Benefit) Expense, Net – Sale-Leaseback Financing Arrangements. Revisions to the mine plans resulted in a net benefit of $9.7 million in the 2019 consolidated statement of operations.  We account for such changes in mine plans by adjusting, in the period of the change, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied).

Debt Restructuring Costs. The $7.7 million of debt restructuring costs consist of legal and financial advisor fees related to our debt restructuring efforts and our bankruptcy filing under Chapter 11 of the Bankruptcy Code.  We expect debt restructuring costs to continue to be substantial until such time that these issues are remediated, if at all.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2019 decreased $128.6 million from the year ended December 31, 2018 due primarily to the overall decreased sales volumes and lower coal sales realization per ton in the current year. The table below reconciles net loss to Adjusted EBITDA for the years ended December 31, 2019 and 2018 (in thousands).

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net loss(1)(2)	$(320,448)	$(61,613)
Interest expense, net	124,526	122,676
Interest (benefit) expense, net - sale-leaseback financing arrangements	(9,671)	23,460
Depreciation, depletion and amortization	183,972	212,640
Accretion and changes in estimates on asset retirement obligations	2,206	(8,516)
Contract amortization and write-off	(7,436)	(86,481)
Equity-based compensation	162	729
Long-lived asset impairments	143,587	110,689
Reserve on financing receivables - affiliate	60,408	—
Debt restructuring costs	7,709	—
Adjusted EBITDA	$185,015	$313,584

(1)	Included in net loss for the years ended December 31, 2019 and 2018 was insurance proceeds of $25.4 million and $44.1 million, respectively, from the Hillsboro mine combustion event.
(2)	Included in net loss for the year ended December 31, 2018 was expense of $25.0 million related to the settlement of litigation related to the Hillsboro and Macoupin matters.

For a discussion on Adjusted EBITDA, please read Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures, and debt service costs (interest and principal). Our primary sources of operating liquidity consist of cash generated from operations, cash on hand, and a $170.0 million revolving credit facility (the “Revolving Credit Facility”).  As of December 31, 2019, we had $33.9 million of cash on hand and no meaningful borrowing availability under the Revolving Credit Facility.  Outstanding borrowings and letters of credit under the Revolving Credit Facility were $157.0 million and $12.3 million, respectively, as of December 31, 2019.

Our liquidity has been significantly impacted by the Foresight Chapter 11 Cases.  For additional information, refer to Part II. “Item 8. Financial Statements and Supplementary Data – Note 1. Organization, Nature of Business and Basis of Presentation” of this Annual Report on Form 10-K.

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

During the year ended December 31, 2019, we prepaid $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2018.  The prepayment was payable 95 days after year-end.

Further information regarding our Credit Facilities is disclosed in Part II. “Item 8. Financial Statements and Supplementary Data – Note 1. Organization, Nature of Business and Basis of Presentation” of this Annual Report on Form 10-K.

Our operations are capital intensive, requiring investments to expand, maintain or enhance existing operations and to meet environmental and operational regulations. Our future capital spending will be determined by the board of directors of our general partner. Our capital requirements consist of maintenance and development capital expenditures.

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

Murray Energy Bankruptcy

On October 29, 2019, Murray Energy Holdings Co. and certain of its direct and indirect subsidiaries (collectively, and excluding FELP and its direct and indirect subsidiaries, the “Murray Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio Western Division (the “Murray Bankruptcy Court”). The Murray Debtors sought, and received, Bankruptcy Court authorization to jointly administer the chapter 11 cases (the “Murray Chapter 11 Cases”) under the caption “In re: Murray Energy Holdings Co., et al.” Case No. 19-56885. The Murray Debtors will continue to manage their properties and operate their businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

As of December 31, 2019, the Partnership had amounts receivable from Murray Energy and its subsidiaries (excluding Javelin) of $8.7 million included in due from affiliates on the consolidated balance sheet.  The Partnership also had amounts payable to Murray Energy and its subsidiaries (excluding Javelin) of $6.5 million included in due to affiliates on the consolidated balance sheet at

December 31, 2019.  In addition, the Partnership has two long-term financing arrangements with subsidiaries of Murray Energy totaling $60.7 million.

In its filings with the Murray Bankruptcy Court, the Murray Debtors have indicated that they intend to continue performing their obligations under the various agreements with FELP and certain of its direct and indirect subsidiaries during the pendency of the Murray Chapter 11 Cases. On October 31, 2019, the Bankruptcy Court approved an order permitting the Murray Debtors to continue performing their intercompany transactions with FELP. In addition, the board of directors of FELP GP LLC has appointed a conflicts committee composed of independent directors tasked with closely monitoring the Murray Chapter 11 Cases and protecting FELP’s interests with respect to the Murray Debtors.  Although FELP and the Murray Debtors currently intend to continue performing their respective obligations under the agreements among FELP and the Murray Debtors, there can be no assurance that FELP or the Murray Debtors will not, in the future, reject, repudiate, renegotiate or terminate any or all of such agreements. As a result, our ability to receive payments on our arrangements with the Murray Debtors may be impaired pending the outcome of the Murray Chapter 11 Cases, if the operation of any Murray Energy mines were to cease, or if Murray Energy’s creditworthiness was to deteriorate further.    The Partnership would bear the risk for any Murray Energy payment default. The failure to collect payment under these receivables and financing arrangements may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.  Considering these factors, the Partnership has recorded a reserve of $60.4 million as of December 31, 2019, on the two long-term financing arrangements with subsidiaries of Murray Energy.

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

Changes in Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In Thousands)
Net cash provided by operating activities	$74,847	$133,367
Net cash used in investing activities	$(87,292)	$(38,062)
Net cash provided by (used in) financing activities	$46,081	$(97,215)

For the year ended December 31, 2019, net cash provided by operating activities decreased $58.5 million compared to the year ended December 31, 2018.  The decrease in cash provided by operating activities for the current year is primarily the result of decreased coal sales revenues and lower coal sales realization per ton, offset by various working capital variances.  Significant working capital variances as compared to the prior year included:

●	a $10.1 million favorable accounts receivable variance and a $14.4 million unfavorable accounts payable variance which is a function of the timing of coal shipments and vendor payments;
●	a $31.1 million favorable due from/to affiliates, net variance which is primarily a function of the timing of coal sales shipments with Murray Energy and its affiliates;
●	a $10.7 million favorable accrued interest variance as compared to the prior year driven by the timing of interest payments; and
●

a $13.4 million favorable inventory variance driven by higher inventory build in the prior year as compared to the current year and the varying composition of coal inventory levels between the mine sites and export terminals.

Cash used in investing activities in the current year consisted primarily of $90.7 million of capital expenditures associated with land purchases from New River Royalty, a new portal at our Sugar Camp complex, and development of our Hillsboro complex.  Cash used in investing activities in the prior year was the result of the receipt of $43.0 million of insurance recoveries offset by $84.1 million in capital expenditures.

For the year ended December 31, 2019, net cash provided by financing activities was $46.1 million compared to $97.2 million used in financing activities for the year ended December 31, 2018.  Cash provided by financing activities in the current year resulted from $120.0 million in net borrowings on the Revolving Credit Facility offset by $53.4 million in payments on long-term debt and finance lease obligations, $15.7 million in payments on sale-leaseback and short-term financing arrangements, and $4.9 million in distributions paid to common unitholders.  In the prior year, cash used in financing activities primarily related to $106.1 million in payments on long-term debt and finance lease obligations, $18.1 million in distributions paid to common unitholders, and $9.9 million in payments on sale-leaseback and short-term financing arrangements, offset by $27.0 million in net borrowings on the Revolving Credit Facility.

Insurance Recoveries

On November 12, 2019, we reached a resolution with our insurers regarding the remaining recoveries under our policies related to the Hillsboro Combustion Event. In consideration for the resolution of all claims, we received final payments totaling $25.4 million during the fourth quarter of 2019.

Long-Term Debt and Sale-Leaseback Financing Arrangements

Debtor-in-Possession Credit and Guarantee Agreement (the “DIP Facililty”)

The Foresight Chapter 11 Cases are funded in part by the DIP Facility. Subject to final approval form the Bankruptcy Court, the DIP Facility consists of a $100 million new money, multi-draw term loan facility and a $75 million term loan facility which shall roll-up certain first-priority pre-petition claims of the DIP Facility lenders.  The DIP Facility bears interest at LIBOR (subject to a floor of 1.00%) plus 11.00% per annum and is subject to customary fees, covenants, and milestones.  The initial funding of $55 million under the DIP Facility occurred on March 11, 2020.  For additional information on the DIP Facility, refer to Part II. “Item 8. Financial Statements and Supplementary Data – Note 1. Organization, Nature of Business and Basis of Presentation” of this Annual Report on Form 10-K.

Summary of Refinancing Transactions

On March 28, 2017 (the “Refinancing Closing Date”), FELP, together with its wholly-owned subsidiaries FELLC (the “Borrower”) and Foresight Energy Finance Corporation (the “Co-Issuer” and together with FELLC, the “Issuers” and certain of the Issuers’ subsidiaries, completed a series of transactions to refinance certain previously outstanding indebtedness (the “Refinancing Transactions”). The new debt consisted of the Senior Secured First-Priority Credit Facility and the 11.50% Second Lien Senior Secured Notes due 2023, which are further described below.

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

The credit agreement governing our Credit Facilities requires that we comply on a quarterly basis with a maximum net first lien secured leverage ratio, currently 3.50:1.00 and stepping down by 0.25x in the first quarter 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control.  We were not in compliance with the maximum net first lien secured leverage ratio as of December 31, 2019.

As of December 31, 2019, $743.3 million in principal was outstanding under the Term Loan due 2022 and there was $157.0 million in borrowings outstanding under the Revolving Credit Facility. During the year ended December 31, 2019, we prepaid $19.6 million of outstanding borrowings pursuant to the Excess Cash Flow Provisions under the Credit Facilities for the annual period ending December 31, 2018.  The prepayment was payable 95 days after year-end.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Credit Facilities became immediately due and payable.  As a result, the outstanding principal amounts associated with the Credit Facilities is classified as a current liability on the Partnership’s consolidated balance sheet as of December 31, 2019.  However, any efforts to enforce such payment obligations under the Credit Facilities are automatically stayed as a result of the Foresight Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Credit Facilities are subject to the applicable provisions of the Bankruptcy Code.

Further information regarding our Credit Facilities is disclosed in Part II. “Item 8. Financial Statements and Supplementary Data – Note 1. Organization, Nature of Business and Basis of Presentation” of this Annual Report on Form 10-K.

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

As of December 31, 2019, $425.0 million in principal was outstanding under the Second Lien Notes due 2023.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Second Lien Notes due 2023 became immediately due and payable.  As a result, the outstanding principal amounts associated with the Second Lien Notes due 2023 is classified as a current liability on the Partnership’s consolidated balance sheet as of December 31, 2019.  However, any efforts to enforce such payment obligations under the Second Lien Notes due 2023 are automatically stayed as a result of the Foresight Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Second Lien Notes due 2023 are subject to the applicable provisions of the Bankruptcy Code.

Further information regarding our Second Lien Notes due 2023 is disclosed in Part II. “Item 8. Financial Statements and Supplementary Data – Note 1. Organization, Nature of Business and Basis of Presentation” of this Annual Report on Form 10-K.

Longwall Financing Arrangements and Finance Lease Obligations

In November 2014, we entered into a sale-leaseback financing arrangement with a financial institution under which we sold a set of longwall shields and related equipment for $55.9 million and leased the shields back under three individual leases. We account for these leases as finance lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments were due monthly over the five-year terms of the leases. The maturity date of the finance lease obligations was November 2019. An aggregate termination payment of $2.8 million was due at the end of the lease terms. There was no outstanding balance as of December 31, 2019, and all amounts associated with the finance lease obligations have been repaid.

In May 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement was collateralized by the longwall equipment. Interest accrued on the note at a fixed rate per annum of 5.555% and was due semiannually in March and September until maturity. Principal was due in semiannual payments through maturity. The maturity date of the 5.555% longwall financing arrangement was September 2019.  In addition, certain covenants and definitions in the credit agreements and guaranty agreements conformed to the covenants and definitions in the Credit Facilities. There was no outstanding balance as of December 31, 2019, and all amounts associated with the 5.555% longwall financing arrangement have been repaid.

In January 2010, we entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing agreement also provided for financing of the loan fees and eligible interest during the construction of the longwall equipment. The financing arrangement was collateralized by the longwall equipment. Interest accrued on the note at a fixed rate per annum of 5.78% and was due semiannually in June and December until maturity. Principal was due in semiannual payments through maturity. The maturity date of the 5.78% longwall financing arrangement was June 2019. In addition, certain covenants and definitions in the credit agreements and guaranty agreements conformed to the covenants and definitions in the Credit Facilities. There was no outstanding balance as of December 31, 2019, and all amounts associated with the 5.78% longwall financing arrangement have been repaid.

Sale-Leaseback Financing Arrangements

In 2009, Macoupin sold certain of its coal reserves and rail facility assets to WPP, a subsidiary of Natural Resource Partners LP (“NRP”), and leased them back. The gross proceeds from this transaction were $143.5 million. As Macoupin has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Macoupin financing arrangement had a carrying value of $104.8 million as of December 31, 2019 and an effective interest rate of 8.1%. As a result of revisions to the Macoupin mine plan, there were significant changes to the effective interest rate and associated carrying value of the Macoupin financing arrangement during 2019.  Refer to “Critical Accounting Policies and Estimates” below for additional information.

In 2012, Sugar Camp sold certain rail facility assets to HOD LLC (“HOD”), a subsidiary of NRP, and leased them back. The gross proceeds from this transaction were $50.0 million. As Sugar Camp has continuing involvement in the assets sold, the transaction is treated as a financing arrangement. The Sugar Camp financing arrangement has been adjusted to fair value as part of pushdown accounting. The Sugar Camp financing arrangement had a carrying value of $55.3 million as of December 31, 2019 and an effective interest rate of 3.5%. As a result of revisions to the Sugar Camp mine plan, there were significant changes to the effective interest rate and associated carrying value of the Macoupin financing arrangement during 2019.  Refer to “Critical Accounting Policies and Estimates” below for additional information.

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

From time to time, we use bank letters of credit to secure our obligations for certain contracts and other obligations. At December 31, 2019, we had $12.3 million in letters of credit outstanding.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had active outstanding surety bonds with third parties of $97.4 million as of December 31, 2019 to secure reclamation and other performance commitments.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2019, by year. The table reflects the impacts of the events of default on our long-term debt obligations as a result of the Foresight Chapter 11 Cases and also includes the effects of various support agreements with certain of our principal commercial counterparties as more fully described in Part II. “Item 8. Financial Statements and Supplementary Data – Note 1. Organization, Nature of Business and Basis of Presentation” of this Annual Report on Form 10-K.  The table does not include any effects resulting from the potential settlement or discharge of our significant contractual obligations as a result of the Foresight Chapter 11 Cases.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In Millions)
Long-term debt (principal and interest) (1)	$1,370.7	$1,370.7	$—	$—	$—
Sale-leaseback financing arrangement (2)	205.3	21.0	42.0	42.0	100.3
Operating lease and land easement obligations	10.6	2.6	2.0	1.0	5.0
Take-or-pay transportation arrangements (3)	135.3	5.2	74.8	49.7	5.6
Coal reserve lease and royalty obligations (4)	277.9	41.7	56.3	53.1	126.8
Unconditional purchase obligations (5)	15.8	9.0	6.8	—	—
Total (6)	$2,015.6	$1,450.2	$181.9	$145.8	$237.7

(1)	Includes our Term Loan due 2022, Revolving Credit Facility, Second Lien Notes due 2023, but excludes the DIP Facility.
(2)	Represents the minimum annual payments required under our Macoupin and Sugar Camp sale-leaseback financing arrangements.
(3)	Includes our various take-or-pay arrangements associated with rail and terminal facility commitments for the delivery of coal through the initial arrangement term.
(4)	Comprised of the future minimum cash payments due under our various coal reserve lease and royalty obligations through the initial royalty term.
(5)

We have open purchase agreements with approved vendors for most types of operating expenses. However, our specific open purchase orders (which have not been recognized as a liability) under these purchase agreements are not material and typically allow for cancellation or return without penalty. The commitments in the table above relate only to committed capital purchases as of December 31, 2019. The contractual table above does not include our obligations under the MSA with Murray Energy, please read Part II. “Item 8. Financial Statements and Supplementary Data, Note 16–Related-Party Transactions” for a discussion on the terms of this contractual arrangement.

(6)

The contractual obligation table does not include asset retirement obligations. Asset retirement obligations result primarily from statutory, rather than contractual obligations and the ultimate timing and amount of the obligations are an estimate. As of December 31, 2019, we have $59.0 million recorded in our consolidated balance sheet for asset retirement obligations.

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

Interest is accrued on the outstanding principal amounts of the financing arrangements using an implied interest rate, which was initially determined at inception of the lease and is adjusted for changes in future expected amounts and timing of payments based on the mine plans and also, for the Macoupin sale-leaseback only, the future expected sales price of its coal. Payments are applied first against accrued interest and any excess is then applied against the outstanding principal. Revisions to the mine plans, which occur periodically as changes are made to estimates of the quantity and the timing of tons to be mined, will impact the effective interest rate. We account for such changes by adjusting in the current period, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied). The implied effective interest rate was 8.1% and 14.8% as of December 31, 2019 and 2018, respectively, on the Macoupin sale-leaseback financing arrangement. The implied effective interest rate was 3.5% and 8.1% as of December 31, 2019 and 2018, respectively, on the Sugar Camp sale-leaseback financing arrangement. Owing to material changes to the mine plans during the current year and the resulting changes to the implied effective interest rates, we recorded a net benefit of $9.7 million on the consolidated statement of operations during the year ended December 31, 2019. If there are future material changes to the mine plans, the impact of such a change in the effective interest rate to the consolidated statements of operations could be significant.

Prepaid Royalties. Prepaid royalties consist of recoupable minimum royalty payments under various lease agreements. The contractual recoupment periods are generally five to ten years from the payment date. We continually evaluate our ability to recoup prepaid royalty balances which includes, among other things, assessing mine production plans, our access to capital markets, sales commitments, current and forecasted future coal market conditions, the time necessary to obtain required permits and the remaining years available for recoupment. As of December 31, 2019, we had recorded on the consolidated balance sheet prepaid royalties of $11.4 million, net of reserves.

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

The liability is determined using discounted cash flow techniques and is reduced to its present value at the end of each period. We estimate our ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash cost for a third party to perform the required work. Spending estimates are escalated for inflation, and market risk premium, and then discounted at the credit-adjusted, risk-free rate. The credit-adjusted, risk-free interest rates were 22.7%, 11.4%, and 9.8% at December 31, 2019, 2018, and 2017, respectively. We record an ARO asset associated with the discounted liability for final reclamation and mine closure. Accretion on the ARO begins at the time the liability is incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. The ARO asset for equipment, structures, buildings, and mine development is amortized over its expected life on a units-of-production basis. The ARO liability is then accreted to the projected spending date. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities and revisions to cost estimates, the occurrence of new liabilities from additional disturbances and productivity assumptions. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. At December 31, 2019, our consolidated balance sheet reflected asset retirement obligations of $59.0 million, including amounts classified as a current liability. We estimate the aggregate undiscounted cost of final mine closures, at 2019 costs, to be approximately $99.5 million as of December 31, 2019.

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

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2019, of our $1.3 billion in long-term debt obligation principal outstanding, $900.3 million of outstanding borrowings have interest rates that fluctuate based on changes in market interest rates. We currently do not hedge the interest on portions of our borrowings with variable interest rates, although we may do so from time to time in order to manage risks associated with floating interest rates. A one percentage point increase in the interest rates related to variable interest borrowings would result in an annualized increase in interest expense of approximately $9.0 million.

As of December 31, 2019, we had cash and cash equivalents of $33.9 million. Due to the short-term duration and the low risk profile of interest bearing cash accounts, we do not believe that a one percent change in interest rates would have a material impact on our interest income.

Credit Risk

We have credit risk associated with our customers and counterparties in our coal sales agreements, financing arrangements and commodity hedge contracts, including with our affiliates. We have procedures in place to assist in determining the creditworthiness and credit limits for such customers and counterparties. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established. At December 31, 2019, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders of Foresight Energy LP and the Board of Directors of Foresight Energy GP LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foresight Energy LP (the “Partnership”) as of December 31, 2019 and 2018 (Successor), the related consolidated statements of operations, partners’ capital (deficit) and cash flows for the years ended December 31, 2019 and 2018 (Successor), the period from April 1, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through March 31, 2017 (Predecessor), and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 (Successor), the period from April 1, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through March 31, 2017 (Predecessor), in conformity with U.S. generally accepted accounting principles.

The Partnership’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring operating losses, has a working capital deficiency and has stated that substantial doubt exists about the Partnership’s ability to continue as a going concern. In addition, the Partnership has not complied with certain covenants of loan agreements with banks. Management’s evaluation of the events and conditions and management’s plans regarding this matter are also described in Note 1. The 2019 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

St. Louis, Missouri

April 6, 2020

Foresight Energy LP

Consolidated Balance Sheets

(In Thousands)

	(Successor)	(Successor)
	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$33,905	$269
Accounts receivable	19,241	32,248
Due from affiliates	23,131	49,613
Financing receivables - affiliate	297	3,392
Inventories, net	58,784	56,524
Prepaid royalties	—	2,000
Deferred longwall costs	20,641	14,940
Other prepaid expenses and current assets	13,402	10,872
Contract-based intangibles	726	1,326
Total current assets	170,127	171,184
Property, plant, equipment, and development, net	1,923,625	2,148,569
Financing receivables - affiliate	—	60,705
Prepaid royalties	11,382	2,678
Other assets	13,985	4,311
Contract-based intangibles	—	726
Total assets	$2,119,119	$2,388,173
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt and finance lease obligations	$1,317,302	$53,709
Current portion of sale-leaseback financing arrangements	12,190	6,629
Accrued interest	45,885	24,304
Accounts payable	109,909	99,735
Accrued expenses and other current liabilities	58,123	67,466
Asset retirement obligations	3,313	6,578
Due to affiliates	15,836	17,740
Contract-based intangibles	6,268	8,820
Total current liabilities	1,568,826	284,981
Long-term debt and finance lease obligations	—	1,194,394
Sale-leaseback financing arrangements	147,915	189,855
Asset retirement obligations	55,643	38,966
Other long-term liabilities	14,480	16,428
Contract-based intangibles	60,624	66,834
Total liabilities	1,847,488	1,791,458
Limited partners' capital:
Common unitholders (80,997 and 80,844 units outstanding as of December 31, 2019 and 2018, respectively)	197,586	377,880
Subordinated unitholders (64,955 units outstanding as of December 31, 2019 and 2018)	74,045	218,835
Total limited partners' capital	271,631	596,715
Total liabilities and partners' capital	$2,119,119	$2,388,173

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	(Successor)	(Successor)	(Successor)	(Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period from January 1, 2017 through March 31, 2017
Revenues
Coal sales	$834,375	$1,097,366	$716,617	$227,813
Other revenues	7,142	7,625	7,527	2,581
Total revenues	841,517	1,104,991	724,144	230,394

Costs and expenses
Cost of coal produced (excluding depreciation, depletion and amortization)	468,673	526,984	367,844	117,762
Cost of coal purchased	8,273	14,572	—	7,973
Transportation	177,503	230,052	125,772	37,726
Depreciation, depletion and amortization	183,972	212,640	167,794	39,298
Contract amortization and write-off	(7,436)	(86,481)	1,408	—
Accretion and changes in estimates on asset retirement obligations	2,206	(8,516)	2,179	710
Selling, general and administrative	29,841	39,568	23,555	6,554
Long-lived asset impairments	143,587	110,689	42,667	—
Reserve on financing receivables - affiliate	60,408	—	—	—
Transition and reorganization costs	—	—	—	—
Loss on commodity derivative contracts	—	—	2,607	1,492
Other operating (income) expense, net	(27,626)	(19,040)	(13,537)	451
Operating (loss) income	(197,884)	84,523	3,855	18,428
Other expenses
Interest expense, net	124,526	122,676	91,753	35,124
Interest (benefit) expense, net - sale-leaseback financing arrangements	(9,671)	23,460	16,151	8,256
Debt restructuring costs	7,709	—	—	—
Change in fair value of warrants	—	—	—	(9,278)
Loss on early extinguishment of debt	—	—	—	95,510
Net loss	$(320,448)	$(61,613)	$(104,049)	$(111,184)

Net loss available to limited partner units - basic and diluted:
Common unitholders	$(175,658)	$(25,783)	$(52,143)	$(56,259)
Subordinated unitholders	$(144,790)	$(35,830)	$(51,906)	$(54,925)

Net loss per limited partner unit - basic and diluted:
Common unitholders	$(2.17)	$(0.32)	$(0.68)	$(0.85)
Subordinated unitholders	$(2.23)	$(0.55)	$(0.80)	$(0.85)

Weighted average limited partner units outstanding - basic and diluted:
Common units	80,953	80,016	77,145	66,533
Subordinated units	64,955	64,955	64,955	64,955

Distributions declared per limited partner unit	$0.06	$0.23	$0.13	$—

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Partners’ Capital (Deficit)

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholders	Subordinated Units	Capital (Deficit)
	(In Thousands, Except Unit Data)
Predecessor Balance at January 1, 2017	$100,628	66,104,673	$(255,221)	64,954,691	$(154,593)
Net loss attributable to predecessor	(56,259)	—	(54,925)	—	(111,184)
Issuance of common units to Murray Energy (affiliate)	60,586	9,628,108	—	—	60,586
Reclassification of warrants	41,888	—	—	—	41,888
Equity-based compensation	318	—	—	—	318
Issuance of equity-based awards	—	235	—	—	—
Predecessor Balance at March 31, 2017	$147,161	75,733,016	$(310,146)	64,954,691	$(162,985)
Pushdown accounting adjustment	449,308	—	714,170	—	1,163,478
Successor Balance at March 31, 2017	$596,469	75,733,016	$404,024	64,954,691	$1,000,493
Net loss attributable to successor	(52,143)	—	(51,906)	—	(104,049)
Cash distributions	(9,725)	—	—	—	(9,725)
Pushdown accounting adjustment	(113,621)	—	(97,453)	—	(211,074)
Conversion of warrants, net	—	1,770,343	—	—	—
Equity-based compensation	575	—	—	—	575
Issuance of equity-based awards	—	141,130	—	—	—
Distribution equivalent rights on LTIP awards	(2)	—	—	—	(2)
Net settlement of withholding taxes on issued LTIP awards	(392)	—	—	—	(392)
Successor Balance at December 31, 2017	$421,161	77,644,489	$254,665	64,954,691	$675,826
Net loss attributable to successor	(25,783)	—	(35,830)	—	(61,613)
Cash distributions	(18,142)	—	—	—	(18,142)
Conversion of warrants, net	—	3,107,951	—	—	—
Equity-based compensation	729	—	—	—	729
Issuance of equity-based awards	—	91,879	—	—	—
Distribution equivalent rights on LTIP awards	(85)	—	—	—	(85)
Successor Balance at December 31, 2018	$377,880	80,844,319	$218,835	64,954,691	$596,715
Net loss attributable to successor	(175,658)	—	(144,790)	—	(320,448)
Cash distributions	(4,856)	—	—	—	(4,856)
Conversion of warrants, net	—	10,087	—	—	—
Equity-based compensation	162	—	—	—	162
Issuance of equity-based awards	—	142,367	—	—	—
Distribution equivalent rights on LTIP awards	58	—	—	—	58
Successor Balance at December 31, 2019	$197,586	80,996,773	$74,045	64,954,691	$271,631

See accompanying notes.

Foresight Energy LP

Consolidated Statements of Cash Flows

(In Thousands)

	(Successor)	(Successor)	(Successor)	(Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
Cash flows from operating activities
Net loss	$(320,448)	$(61,613)	$(104,049)	$(111,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	183,972	212,640	167,794	39,298
Amortization of debt issuance costs, debt discount, and change in sale-leaseback assumptions	(23,742)	2,716	1,927	6,365
Contract amortization and write-off	(7,436)	(86,481)	1,408	—
Accretion and changes in estimates on asset retirement obligations	2,206	(8,516)	2,179	710
Equity-based compensation	162	729	575	318
Settlements and losses on commodity derivative contracts	—	—	2,435	5,216
Realized gains on commodity derivative contracts included in investing activities	—	—	—	(3,520)
Insurance proceeds included in investing activities	—	(42,947)	—	—
Change in fair value of warrants	—	—	—	(9,278)
Long-lived asset impairments	143,587	110,689	42,667	—
Reserve on financing receivables - affiliate	60,408	—	—	—
Non-cash debt extinguishment expense	—	—	—	95,510
Non-cash impact of recording coal inventory to fair value in pushdown accounting	—	—	8,868	—
Changes in operating assets and liabilities:
Accounts receivable	13,007	2,910	52	19,695
Due from/to affiliates, net	24,578	(6,565)	(14,321)	(13,157)
Inventories	(287)	(13,712)	4,788	(917)
Prepaid expenses and other assets	(12,339)	974	(10,535)	(5,117)
Prepaid royalties	(6,704)	572	1,368	(241)
Commodity derivative assets and liabilities	—	—	633	(532)
Accounts payable	10,174	23,077	8,363	7,324
Accrued interest	21,581	10,894	8,961	(9,803)
Accrued expenses and other current liabilities	(11,906)	(12,276)	(11,574)	(3,430)
Other	(1,966)	276	29	2,393
Net cash provided by operating activities	74,847	133,367	111,568	19,650
Cash flows from investing activities
Investment in property, plant, equipment and development	(90,684)	(84,147)	(56,547)	(19,908)
Realized gains on commodity derivative contracts	—	—	—	3,520
Insurance proceeds included in investing activities	—	42,947	—	—
Return of investment on financing arrangements with Murray Energy (affiliate)	3,392	3,138	2,199	705
Proceeds from sale of equipment and other	—	—	—	1,898
Net cash used in investing activities	(87,292)	(38,062)	(54,348)	(13,785)
Cash flows from financing activities
Borrowings under revolving credit facility	136,000	61,000	—	—
Payments on revolving credit facility	(16,000)	(24,000)	—	(352,500)
Net change in borrowings under A/R securitization program	—	—	(21,200)	7,000
Proceeds from long-term debt and finance lease obligations	—	—	—	1,234,438
Payments on long-term debt and finance lease obligations	(53,359)	(106,146)	(33,971)	(970,721)
Proceeds from issuance of common units to Murray Energy (affiliate)	—	—	—	60,586
Distributions paid	(4,856)	(18,142)	(9,725)	—
Debt extinguishment costs	—	—	—	(57,645)
Debt issuance costs paid	—	—	—	(27,328)
Payments on sale-leaseback and short-term financing arrangements	(15,704)	(9,927)	(4,869)	(1,892)
Net cash provided by (used in) financing activities	46,081	(97,215)	(69,765)	(108,062)
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,636	(1,910)	(12,545)	(102,197)
Cash, cash equivalents, and restricted cash, beginning of period	269	2,179	14,724	116,921
Cash, cash equivalents, and restricted cash, end of period	$33,905	$269	$2,179	$14,724

See accompanying notes.

Foresight Energy LP

Notes to Consolidated Financial Statements

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

The Partnership operates in a single reportable segment and currently has four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex had been idled since March 2015 due to a combustion event (the “Hillsboro combustion event”). In January 2019, we resumed production at our Hillsboro complex with one continuous miner unit.  In March 2020, longwall production at our Hillsboro complex resumed.  Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern half of the United States, as well as overseas markets. Intercompany transactions are eliminated in consolidation.

Filing Under Chapter 11 of the Bankruptcy Code, Liquidity, Capital Resources, Debt Obligations, and Going Concern Considerations

The thermal coal markets that we traditionally serve have been meaningfully challenged over the past three to four years and deteriorated significantly in the last several months. The impact of depressed demand and pricing in both domestic and international markets has impacted us significantly in recent months: customers with pre-existing commitments have refused to accept delivery, and with export markets depressed there is no alternative market to place product. As a result, we have suffered recurring operating losses, have a working capital deficiency, and have not complied with certain covenants on our credit facilities, as discussed further below.  These circumstances have required us to seek protection under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The Partnership’s ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability, its ability to access sufficient liquidity and its ability to successfully implement its overall Chapter 11 strategy and restructuring, as further discussed below.  The consolidated financial statements are prepared on a going concern basis and do not include any adjustments that may be required if the Partnership were unable to continue as a going concern, other than the reclassification of certain long-term debt to current liabilities.

On March 10, 2020 (the “Petition Date”), the Partnership, including FEGP, FELP, and its direct and indirect subsidiaries (collectively, the “Foresight Debtors”) filed voluntary petitions for relief under chapter 11 (the “Bankruptcy Petitions”) of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Court”).  The Foresight Debtors sought, and received, Bankruptcy Court authorization to jointly administer the Chapter 11 cases (the “Foresight Chapter 11 Cases”) under the caption “In re: Foresight Energy LP, et al.” Case No. 20-41308.  The Foresight Debtors will continue to manage their properties and operate their business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

Commencement of the Foresight Chapter 11 Cases constituted an event of default under the Partnership’s credit facilities as well as the indentures governing the Partnership’s debt instruments, as further described in Note 11 and all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable.  Any efforts to enforce such payment obligations are automatically stayed as a result of the commencement of the Foresight Chapter 11 Cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

On the Petition Date, the Foresight Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and facilitate their transition into Chapter 11.  Certain of these motions sought authority from the Bankruptcy Court for the Debtors to make payment upon, or otherwise honor, certain prepetition obligations (e.g., obligations related to certain employee wages, salaries, and benefits; certain vendors and other providers essential to the Foresight Debtors operations; etc.).  The Bankruptcy Court has entered orders approving the relief sought in these motions.

Commencement of the Foresight Chapter 11 Cases automatically stayed most actions against the Foresight Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Foresight Debtors property.  Subject to certain exceptions under the Bankruptcy Code, the commencement of the Foresight Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Foresight Debtors or their property to recover on, collect, or secure a claim arising prior to the Petition Date or to exercise control over property of the Foresight Debtors bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

The U.S. Trustee for the Eastern District of Missouri filed a notice appointing an official committee of unsecured creditors (the “Unsecured Creditors’ Committee”) on March 17, 2020.  The Unsecured Creditors’ Committee represents all unsecured creditors of the Foresight Debtors and has a right to be heard on all matters that come before the Bankruptcy Court.

As a result of the commencement of the Foresight Chapter 11 Cases, the realization of the Foresight Debtors assets and the satisfaction of liabilities are subject to significant uncertainty.  For the Foresight Debtors to emerge successfully from Chapter 11, they must obtain the Bankruptcy Court’s approval of a plan of reorganization (a “Chapter 11 Plan”), which will enable them to transition from Chapter 11 into ordinary course operations as reorganized entities outside of bankruptcy.  A Chapter 11 Plan determines the rights and treatment of claims of various creditors and equity holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 Plan is confirmed.

On the Petition Date the Foresight Debtors entered into a Restructuring Support Agreement (the “RSA”) with holders of over 69% in aggregate principal amount of the Foresight Debtors outstanding senior secured first-priority credit facility (the “Consenting First Lien Lenders”) and holders of over 82% in aggregate principal amount of the Foresight Debtors outstanding senior secured notes (the “Consenting Second Lien Noteholders” and together with the Consenting First Lien Lenders, the “Consenting Creditors”). As set forth in the RSA, the Foresight Debtors and the Consenting Creditors (collectively, the “RSA Parties”) have agreed to the principal terms of a proposed financial restructuring (the “Restructuring”) of the Partnership. The Restructuring is contemplated to be implemented through the Chapter 11 Plan.

The RSA contemplates a comprehensive deleveraging of the Partnership’s balance sheet and an approximately $1.1 billion reduction of the Partnership’s funded debt. Specifically, the RSA provides as follows:

•

Subject to dilution as set forth in the RSA, holders of the Partnership’s outstanding senior secured first-priority credit facilities will receive their pro rata share of 92.75% of the equity securities of the reorganized Partnership (the “New Common Equity”).

•	Subject to dilution in the RSA, holders of the Partnership’s Second Lien Notes due 2023 will receive their pro rata share of 7.25% of the New Common Equity.
•

Holders of the Partnership’s general unsecured debt (the “General Unsecured Debt”) will receive their pro rata share of a determined cash pool; provided that the size of the determined cash pool may vary depending on whether holders of General Unsecured Debt, voting as a class, accept or reject the Chapter 11 Plan; provided, further, the Partnership, with the approval of the Consenting First Lien Lenders holding more than 60% in principal amount of the first lien claims held by the Consenting First Lien Lenders in the aggregate as of the time of such determination, may classify any General Unsecured Debt below a certain dollar threshold into a convenience class pursuant to section 1122 of United States Code, 11 U.S.C. §§ 101–1532, with holders of such debt receiving different treatment than holders of other General Unsecured Debt.

•

Equity and voting interests in FELP and FEGP (including common units, general partner interests, subordinated units, warrants and options to purchase equity interests) and all incentive distribution rights in FELP and FEGP will be cancelled and will be of no further force or effect. Holders of such interests will receive no recovery on account of such interests.

•

The Foresight Chapter 11 Cases will be funded with the Debtor-in-Possession Credit and Guaranty Agreement (the “DIP Facility”) with a borrowing limit of $175 million, $100 million of which is a new money multi-draw term loan facility, and $75 million of which is a term loan facility that will roll up the claims of the Consenting Creditors. The Consenting Creditors have committed to provide the full amount of the DIP Facility.

•

The DIP Facility will be refinanced by a new $225 million senior secured first-priority term loan facility (the “First Lien Exit Facility”) upon the Partnership’s emergence from the Foresight Chapter 11 Cases. The First Lien Exit Facility will have a 7-year maturity and bear interest at a rate between LIBOR (subject to a 1.50% floor) +800 basis points.

•	An ad hoc group of the Consenting Creditors anticipate entering into a backstop agreement pursuant to which they will backstop the entire amount of the First Lien Exit Facility.

The RSA includes certain milestones for the progress of the Foresight Chapter 11 Cases, which include the dates by which the Foresight Debtors are required to, among other things, obtain certain court orders and consummate the Restructuring.  In addition, the RSA Parties will have the right to terminate the RSA (and their support for the Restructuring) under certain circumstances, including, in the case of the Foresight Debtors, if the board of directors, board of managers or such similar governing party of any Foresight Debtors determines in good faith that performance under the RSA would be inconsistent with its fiduciary duties. Accordingly, no assurance can be given that the Restructuring described in the RSA will be consummated.

The Foresight Debtors also entered into support agreements with certain of its principal commercial counterparties. These agreements are subject to termination under certain circumstances, including, in the case of the Foresight Debtors, if the board of directors, board of managers or such similar governing party of the Foresight Debtors determines in good faith that performance under the support agreements would be inconsistent with its fiduciary duties. Accordingly, no assurance can be given that the support agreements will be consummated.

On March 11, 2020 (the “DIP Closing Date”), the Foresight Debtors filed a motion (the “DIP Motion”) seeking authorization to use cash collateral and to approve financing under the DIP Facility by and among FELLC as borrower (the “DIP Borrower”), FELP and certain subsidiaries of the FELLC as guarantors (together with the DIP Borrower, the “DIP Loan Parties”), the Consenting Creditors, and Cortland Capital Market Services LLC as administrative and collateral agent (the “DIP Agent”).

The DIP Facility has a 180-day term unless, prior to the end of such 180-day period, one or more termination events (including the consummation of a Chapter 11 Plan) occurs.

The amount committed and made available under the DIP Facility is $175 million, which consists of a $100 million new money multi-draw term loan (with $55 million funded on the DIP Closing Date and $45 million available on a delayed draw basis upon the entry of a final order approving the DIP Facility (the “Final Order”) by the bankruptcy court hearing the Foresight Debtors bankruptcy cases) and, subject to the entry of the Final Order, a $75 million roll-up term loan of the first lien claims of the Consenting Creditors.  The DIP Facility bears interest based on, at the DIP Borrower’s option, an adjusted LIBOR rate plus an applicable margin of 11.00% (subject to a 1.00% floor) or an alternate base rate plus an applicable margin of 10.00% (subject to a 2.00% floor).  In addition to paying interest on outstanding principal under the DIP Facility, the DIP Borrower will be required to pay a commitment fee to the Consenting Creditors in respect of the delayed draw term loan commitment at a rate equal to 1.00% per annum.  The DIP Facility also provides for the payment of cash upfront fees and payment in newly-issued common equity upon consummation of the Foresight Debtors bankruptcy cases of put option premium and exit fees (or, in the event of a termination of the DIP Facility prior thereto, payment of such amounts in cash).

The DIP Facility contains certain customary affirmative covenants. The negative covenants in the DIP Facility, include, among other things, limitations on our ability to do the following, subject to certain exceptions and baskets:

•	incur additional debt;
•	create liens on certain assets;
•	make certain loans or investments (including acquisitions);
•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	sell or otherwise dispose of assets;
•	enter into certain transactions with our affiliates;
•	enter into sale-leaseback transactions;
•	change our lines of business;
•	restrict liens;
•	change our fiscal year; and
•	modify the terms of certain debt or organizational agreements.

The DIP Facility has (i) a maximum capital expenditure covenant calculated on a cumulative basis with testing beginning as of March 31, 2020 and continuing thereafter monthly through July 31, 2020 and (ii) a minimum liquidity covenant of (1) $20 million prior to the funding of delayed draw term loans and (2) $40 million on or after the funding of delayed draw term loans.  Moreover, the DIP Facility includes a budget covenant restricting us from (1) realizing aggregate operating receipts, (2) making aggregate operating disbursements (other than certain affiliate payments, payments of interest and payment of professional fees) and (3) making certain affiliate operating disbursements that, in the case of aggregate operating receipts, fail to at least equal a certain percentage of an agreed budgeted amount and, in the case of operating disbursements, exceed by more than a certain percentage an agreed budgeted amount over each applicable two-week or four-week budget testing period.

Subject to certain exceptions, the DIP Facility is secured by priming, first-priority liens on substantially all assets of the Foresight Debtors pursuant to an order of the Bankruptcy Court hearing the Foresight Chapter 11 Cases.

The DIP Facility contains certain customary events of default, including relating to certain events (which include failure to satisfy agreed milestones) in respect of the Foresight Chapter 11 Cases.  If an event of default occurs and is continuing, the Consenting Creditors under the DIP Facility will be entitled to take various actions, including the acceleration of amounts due under the DIP Facility. Key DIP Facility milestones relating to the Foresight Chapter 11 Cases, the failure of which, if not cured, amended, or waived, would result in an event of default, are as follows:

•	no later than 35 days after the Petition Date, the Bankruptcy Court shall have entered the Final Order and the DIP Loan Parties shall have filed the Chapter 11 Plan;
•

no later than 50 days after the Petition Date, the DIP Loan Parties shall have entered into each of renegotiatied contracts / leases (as defined in the RSA), in form and substance acceptable to the DIP Loan Parties (and other parties as defined in the RSA);

•	no later than 70 days after the Petition Date, entry of an order by the Bankruptcy Court approving the acceptable Chapter 11 Plan disclosure statement;
•	no later than 115 days after the Petition Date, entry of an order by the Bankruptcy Court confirming the acceptable Chapter 11 Plan; and
•	no later than 130 days after the Petition Date, effectiveness of the acceptable Chapter 11 Plan.

During the year ended December 31, 2019, we incurred legal and financial advisor fees of $7.7 million related to the above issues, which have been recorded as debt restructuring costs in the condensed consolidated statements of operations.  We expect legal and financial advisor fees to continue to be substantial until such time as the above issues are remediated, if at all.

For periods subsequent to the commencement of the Foresight Chapter 11 Cases, the Partnership will apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing its consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the Foresight Chapter 11 Cases from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the Foresight Chapter 11 Cases will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the Foresight Chapter 11 Cases will be classified on the consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts.

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

Accounts Receivable Allowance for Doubtful Accounts

The Partnership evaluates the need for an allowance for uncollectible receivables based on a review of account balances that are likely to be uncollectible, as determined by such variables as customer creditworthiness, the age of the receivables and disputed amounts. Historically, credit losses have been insignificant. At December 31, 2019 and 2018, no allowance was recorded for uncollectible accounts receivable as all amounts were deemed collectible.

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

Murray Energy Transport Lease and Overriding Royalty Agreements

In April 2015, American Century Transport LLC (“American Transport”), a subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport leased to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at American Energy’s Century Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport receives from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million. The Transport Lease is being accounted for as a direct financing lease. The unearned income is reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned. Refer to Note 16 for additional information on the Transport Lease.

Also, in April 2015, American Century Minerals LLC (“American Century Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to American Century Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million. This overriding royalty was accounted for as a financing arrangement. The payments the Partnership receives with respect to the ORRA are reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned. Refer to Note 16 for additional information on the ORRA.

Property, Plant, Equipment and Development, Net

Property, plant and equipment are recorded at cost. Costs that extend the useful lives or increase the productivity of the assets are capitalized, while normal repairs and maintenance that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Interest costs applicable to major additions are capitalized during the construction period. Interest costs capitalized into property, plant, equipment and development, net for the years ended December 31, 2019 and 2018, for the period January 1, 2017 to March 31, 2017, and for the period from April 1, 2017 to December 31, 2017, were not significant. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Machinery and equipment under capital lease agreements are amortized using the straight-line method over the useful lives of the assets given that, in each case, ownership transfers at the end of the lease terms. The cost of acquiring land (subsidence) rights and mineral rights is amortized using the units-of-production method over the mineral reserves benefited by the costs. The estimated useful lives of machinery and equipment, buildings and structures and other categories are as follows:

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

Impairment of Depreciable and Depletable Assets

The Partnership records impairment losses on depreciable assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. During years ended December 31, 2019 and 2018 and the period from April 1, 2017 to December 31, 2017, there was $143.6 million, $110.7 million, and $42.7 million, respectively, in impairment losses recorded on depreciable assets associated with our Macoupin and Hillsboro mines (see Note 3). There were no impairment losses recorded on depreciable assets during the period January 1, 2017 to March 31, 2017.

Debt Issuance Costs

The Partnership capitalizes costs incurred in connection with the issuance of debt and the establishment of credit facilities and capital leasing arrangements. Debt financing costs related to revolving credit facilities are recorded as an asset in our consolidated balance sheets and deferred issuance costs related to non-revolving facilities is recorded as a contra to the debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using either the effective interest method or straight-line method, as applicable. The debt financing costs have been adjusted to a fair value of zero as part of pushdown accounting.  Accordingly, there was no amortization expense for the years ended December 31, 2019 and 2018 and for the period from April 1, 2017 to December 31, 2017 and the unamortized debt issuance costs were $0 as of December 31, 2019 and 2018.  Amortization expense of $2.5 million is included in interest expense for the period January 1, 2017 to March 31, 2017.

Sale-Leaseback Financing Arrangements

The Partnership is party to two arrangements in which it sold assets, to what was at the time an affiliate, and immediately leased those assets back from the affiliates. Because the Partnership has continued involvement in the assets sold, the proceeds received on the sale of the assets were recorded as long-term financing arrangements (liabilities) in our consolidated balance sheets. Under both of these arrangements, the Partnership pays a fixed minimum payment, as well as contingent payments for volumes in excess of the contractual minimum payments. Interest is accrued on the outstanding principal amounts of the financing arrangements using an implied interest rate, which was initially determined at inception of the lease and is adjusted for changes in expected amounts and timing of future payments based on the mine plans. Payments are first applied against accrued interest and any excess is applied against the outstanding principal. The Partnership accounts for such changes by adjusting in the current period, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied). The sale-leasebacks were adjusted to fair value as part of pushdown accounting. Given material changes to the mine plans during the current year and the resulting changes to the implied effective interest rates, we recorded a net benefit of $9.7 million on the consolidated statement of operations during the year ended December 31, 2019. If there are future material changes to the mine plans, the impact of such a change in the effective interest rate to the consolidated statements of operations could be significant.

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

Net unfavorable contract-based intangibles were $66.2 million (net of accumulated amortization of $20.9 million) as of December 31, 2019.  The estimated aggregate amortization expense (benefit), net, related to contract-based intangibles to be recognized in each of the years ending December 31 is as follows (in thousands):

2020	$(5,542)
2021	(5,265)
2022	(5,265)
2023	(5,265)
2024	(5,265)
Thereafter	(39,564)

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

Warrant Liability

Our warrant liability was required to be accounted for at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants, their expiration, or until any of the features requiring liability treatment expires or is modified. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating expense (income) in our consolidated statements of operations. Upon the 2017 Refinancing Closing Date (as defined in Note 3), the establishment of an exchange rate for the conversion of the warrants to a number of common units resulted in the warrants meeting the “indexed to its own stock exception” under ASC 815-40-15-7C; and therefore, the warrant liability was reclassified to partners’ capital and will not be remeasured prospectively.

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

The adoption of the New Lease Guidance resulted in the addition of $7.6 million in lease right-of-use assets and lease liabilities on our consolidated balance sheet at January 1, 2019. The adoption of the New Lease Guidance did not have a material effect on our results of operations and had no impact on cash flows. Additionally, there was no cumulative adjustment to partners’ capital. Refer to Note 12 for the additional financial statement disclosures required by the New Lease Guidance.

3. Recent Transactions and Events

March 2017 Refinancing Transactions

On March 28, 2017 (the “2017 Refinancing Closing Date”), FELP completed a series of transactions to refinance certain previously outstanding indebtedness (the “March 2017 Refinancing Transactions”). See Notes 11 and 16 for additional discussion on the debt restructuring and certain governance and other matters impacted by the March 2017 Refinancing Transactions.

During the period January 1, 2017 to March 31, 2017, we incurred charges of $95.5 million related to the above transactions, which have been recorded in loss on early extinguishment of debt in the consolidated statements of operations.

Pushdown Accounting

Pursuant to the acquisition by Murray Energy of the controlling interest in FEGP, management (see Note 1 and Note 16), with the assistance of a third-party valuation firm, has estimated the fair value of FELP’s assets and liabilities as of the Acquisition Date. Given that the valuation performed by the third-party valuation firm was not complete as of the Acquisition Date, the values of certain assets and liabilities were preliminary in nature and were adjusted as additional analysis was performed and as additional information was obtained about the facts and circumstances that existed at the Acquisition Date. As a result, adjustments to this allocation occurred as the valuation and the related pushdown accounting was finalized (such finalization to be completed within one year of the Acquisition Date, per the terms of ASC 805-50-25-4). Adjustments to the fair value of FELP’s asset and liabilities as of the Acquisition Date were recorded during the period in which the adjustment is determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the Acquisition Date (i.e. the historical reported financial statements will not be retrospectively adjusted). Pushdown accounting was finalized during the fourth quarter of 2017.

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

As a result of litigation matters associated with the combustion event and additional facts and circumstances arising in early April, on April 11, 2018, we announced that our Hillsboro operation would be closed and certain long-lived assets consisting primarily of mineral reserves and certain buildings and structures, machinery and equipment, and other related assets were not expected to generate future positive cash flows. As the expected future cash flows were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $110.7 million during the year ended December 31, 2018.  The fair values were measured primarily based on an estimate of discounted future cash flows, which are considered Level 3 fair value inputs.

The closure of our Hillsboro operation also resulted in the write-off of the liability associated with the unfavorable royalty agreement included within long-term contract-based intangibles on the consolidated balance sheets.  As a result, we recorded a benefit of $69.1 million during the year ended December 31, 2018.

In January 2019, we resumed production at Hillsboro with one continuous miner unit and in March 2020, longwall production at Hillsboro resumed.

Macoupin Impairment

In March 2020, we idled operations at our Macoupin complex, owing to the significant challenges in the thermal coal markets. As a result, certain long-lived assets consisting primarily of mineral reserves and certain buildings and structures, machinery and equipment, and other related assets were not expected to generate future positive cash flows. As the expected future cash flows were projected to be immaterial and not sufficient to support the recoverability of the assets’ carrying values, the assets were reduced to their estimated fair values.  As such, we recorded an aggregate impairment charge of $143.6 million during the year ended December 31, 2019.  The fair values were measured primarily based on an estimate of discounted future cash flows, which are considered Level 3 fair value inputs.

Filing Under Chapter 11 of the Bankruptcy Code, Liquidity, Capital Resources, Debt Obligations, and Going Concern Considerations

Refer to Note 1 for information and disclosures related to our filing under Chapter 11 of the Bankruptcy Code, liquidity, capital resources, debt obligations and going concern considerations.

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

Nature of Goods and Services

The Partnership’s primary source of revenue is from the sale of coal to domestic and international customers through short-term and long-term coal sales contracts. Coal sales revenue includes the sale to customers of coal produced and, from time to time, the re-sale of coal purchased from third-parties or from one of our affiliates. Performance obligations, consisting of individual tons of coal, are satisfied at a point in time when control is transferred to a customer.  For domestic coal sales, this generally occurs when coal is loaded onto railcars at the mine or onto barges at terminals.  For coal sales to international markets, this may occur when coal is loaded onto railcars at the mine or loaded onto an ocean vessel.

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

Disaggregation of Revenue

The following table disaggregates revenue by domestic and international markets:

	(Successor)	(Successor)
	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In Thousands)
Coal sales - Domestic	$523,923	$583,424
Coal sales - International	310,452	513,942
Total coal sales	$834,375	$1,097,366

Contract Balances

The following table provides information about balances associated with contracts with customers:

	(Successor)	(Successor)
	December 31, 2019	December 31, 2018
	(In Thousands)
Receivables - Included in 'Accounts receivable'	$16,025	$27,521
Receivables - Included in 'Due from affiliates - current'	21,173	42,234
Total contract balances	$37,198	$69,755

Contract Costs

The Partnership applies the practical expedient in ASC 340-40-25-4, whereby the Partnership recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Partnership would have recognized is one year or less. These costs are included in selling, general and administrative expenses.

Other Revenues

Other revenues consist primarily of the Transport Lease and the ORRA with Murray Energy (see Note 2 and Note 16). These arrangements are accounted for under guidance contained in ASC 310 Receivables, ASC 360 Property, Plant, and Equipment, and ASC 842 Leases and therefore are outside the scope of ASC 606.

5. Supplemental Cash Flow Information

The following is supplemental information to the consolidated statement of cash flows (in thousands):

	(Successor)	(Successor)	(Successor)	(Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
Supplemental disclosure of cash flow information:
Cash interest paid, net of amount capitalized	$116,264	$131,145	$91,549	$39,761

Supplemental disclosure of noncash investing and financing activities:
Interest converted into debt	$—	$—	$—	$24,211
Reclassification of warrant liability to partners' capital	$—	$—	$—	$41,888
Depreciation, depletion and amortization capitalized into development costs	$12,563	$—	$—	$—
Short-term insurance and vendor financing	$5,566	$5,375	$6,679	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	December 31, 2019	December 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016

Cash and cash equivalents	$33,905	$269	$2,179	$4,235	$103,690
Restricted cash - Included in 'Other prepaid expenses and current assets'	—	—	—	10,489	10,731
Restricted cash - Included in 'Other assets'	—	—	—	—	2,500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$33,905	$269	$2,179	$14,724	$116,921

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

During the period January 1, 2017 to March 31, 2017, the period from April 1, 2017 to December 31, 2017, and the year ended December 31, 2016, we had outstanding coal derivative swap contracts with financial institutions to fix the selling price on future coal sales. Coal derivative swaps are designed so that the Partnership receives or makes payments based on a differential between fixed and variable prices for coal. The coal derivative contracts are economic hedges to certain future unpriced (indexed) sales commitments and expected future sales. The coal derivative swap contracts are indexed to the Argus API 2 price index, the benchmark price for coal imported into northwest Europe. The coal derivative contracts are accounted for as freestanding derivatives and any gains or losses resulting from adjusting these contracts to fair value are recorded into earnings. We record the fair value of all positions with a given counterparty on a gross basis in the consolidated balance sheets. As of and during the years ended December 31, 2019 and 2018, we had no coal derivative swap agreements outstanding.

We have master netting agreements with all of our counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. We manage counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and our counterparty netting arrangements.

The settlements of commodity derivative contracts and loss on commodity derivative contracts for the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, are as follows:

	(Successor)	(Successor)	(Successor)	(Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
	(In Thousands)			(In Thousands)
Settlements of commodity derivative contracts	$—	$—	$(172)	$3,724

Loss on commodity derivative contracts	$—	$—	$(2,607)	$(1,492)

We received $0 million, $0 million, $3.5 million, and $0 million in proceeds in the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, respectively, from the settlement of derivatives that were reclassified from an operating cash flow activity to an investing activity in the consolidated statements of cash flows because the derivative contracts were settled prior to the expiration of their contractual maturities and prior to the delivery date of the underlying sales contracts.

7. Accounts Receivable

Accounts receivable consists of the following:

	(Successor)	(Successor)
	December 31, 2019	December 31, 2018
	(In Thousands)
Trade accounts receivable	$16,025	$27,521
Other receivables	3,216	4,727
Total accounts receivable	$19,241	$32,248

8. Inventories, Net

Inventories, net consist of the following:

	(Successor)	(Successor)
	December 31, 2019	December 31, 2018
	(In Thousands)
Parts and supplies	$14,858	$16,665
Raw coal	161	6,919
Clean coal	43,765	32,940
Total inventories, net	$58,784	$56,524

9. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	(Successor)	(Successor)
	December 31, 2019	December 31, 2018
	(In Thousands)
Land, land rights and mineral rights	$1,652,570	$1,631,939
Machinery and equipment	753,965	589,113
Machinery and equipment under finance leases	—	127,064
Buildings and structures	229,641	223,111
Development costs	93,899	41,717
Other	3,469	3,449
Property, plant, equipment and development	2,733,544	2,616,393
Less: accumulated depreciation, depletion and amortization (1)	(809,919)	(467,824)
Property, plant, equipment and development, net	$1,923,625	$2,148,569

(1)	Amounts inclusive of impairment charges (see Note 3).

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	(Successor)	(Successor)
	December 31, 2019	December 31, 2018
	(In Thousands)
Employee compensation, benefits and payroll taxes	$17,628	$16,270
Freight and transportation	2,237	4,010
Liquidated damages (non-affiliate), net	250	387
Litigation reserve	1,311	1,311
Royalties (non-affiliate)	8,241	7,376
Royalty and transportation contracts (1)	12,404	24,098
Taxes other than income	6,732	7,274
Other (2)	9,320	6,740
Total accrued expenses and other current liabilities	$58,123	$67,466

(1)

Consists of the current portion of certain royalty and transportation executory contracts under which we have contractual future minimum required payments but we did not expect to receive any future economic benefits at the time of the application of pushdown accounting (see Note 3). The total liability associated with such contracts, with the noncurrent portion included within other long-term liabilities on the consolidated balance sheets, was $18.8 million and $34.8 million as of December 31, 2019 and 2018, respectively.

(2)	Balance at December 31, 2019, includes $2.4 million related to the current portion of operating lease liabilities (see Note 12).

11. Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

	(Successor)	(Successor)
	December 31, 2019	December 31, 2018
	(In Thousands)
Term Loan due 2022	$743,286	$762,906
Second Lien Notes due 2023	425,000	425,000
Revolving Credit Facility ($170.0 million capacity)	157,000	37,000
5.78% longwall financing arrangement	—	9,338
5.555% longwall financing arrangement	—	10,845
Finance lease obligations	—	13,906
Total principal outstanding on long-term debt and finance lease obligations	1,325,286	1,258,995
Unamortized debt discounts	(7,984)	(10,892)
Total long-term debt and finance lease obligations	1,317,302	1,248,103
Less: current portion	(1,317,302)	(53,709)
Non-current portion of long-term debt and finance lease obligations	$—	$1,194,394

March 2017 Refinancing Transactions

On March 27, 2017, Murray Energy contributed $60.6 million in cash (the “Murray Investment”) to FELP in exchange for 9.6 million common units of FELP. The cash was utilized to redeem, pursuant to an equity claw redemption provision, $54.5 million of certain previously outstanding second lien notes.

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
•

the Borrower entered into a new credit agreement (the “Credit Agreement”) providing for new senior secured first-priority credit facilities (the “Credit Facilities”) consisting of a new senior secured first-priority $825.0 million term loan with a five-year maturity (the “Term Loan due 2022”) and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility (the “Revolving Credit Facility”).

We incurred third-party professional fees totaling $27.3 million related to the new indebtedness.

As a result of the March 2017 Refinancing Transactions, a loss on the early extinguishment of debt of $95.5 million was recognized during the period from January 1, 2017 to March 31, 2017 for the incurrence of $57.6 million in make-whole/equity-claw premiums and other cash costs to retire certain previously outstanding second lien notes and the write-off of $37.9 million of unamortized debt discounts and debt issuance costs related to the retired indebtedness.

Description of the Credit Facilities

On the 2017 Refinancing Closing Date, the Borrower entered into a Credit Agreement providing for new senior secured first-priority credit facilities consisting of a new senior secured first-priority $825.0 million term loan with a maturity of five years and a new senior secured first-priority $170.0 million revolving credit facility with a maturity of four years, including both a letter of credit sub-facility and a swing-line loan sub-facility. The Term Loan due 2022 was issued at an initial discount of $12.4 million, which is being amortized using the effective interest method over the term of the loan. Amounts outstanding under the Credit Facilities bear interest as follows:

•                 in the case of the Term Loan due 2022, at the Borrower’s option, at (a) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum; and

•                  in the case of borrowings under the Revolving Credit Facility, at the Borrower’s option, at (a) LIBOR (subject to a floor of zero) plus an applicable margin ranging from 5.25% to 5.50% per annum or (b) a base rate plus an applicable margin ranging from 4.25% to 4.50% per annum, in each case, such applicable margins to be determined based on our net first lien secured leverage ratio.

In addition to paying interest on the outstanding principal under the Credit Facilities, we are required to pay a quarterly commitment fee with respect to the unused portions of our Revolving Credit Facility and customary letter of credit fees. The Credit Facilities require scheduled quarterly amortization payments on the Term Loan due 2022 in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan due 2022, with the balance to be paid at maturity.

The Credit Facilities also require us to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions, with:

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

We may voluntarily repay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing transaction in respect of the Term Loan due 2022, in each case subject to customary “breakage” costs with respect to Eurodollar Rate loans. All obligations under the Credit Facilities are guaranteed by FELP on a limited recourse basis (where recourse is limited to its pledge of stock of the Borrower) and are or will be unconditionally guaranteed, jointly and severally, on a senior secured first-priority basis by each of the Borrower’s existing and future direct and indirect, wholly-owned domestic restricted subsidiaries (which do not currently include Hillsboro Energy LLC), subject to certain exceptions.

The Credit Facilities require that we comply on a quarterly basis with a maximum net first lien secured leverage ratio, currently 3.50:1.00 and stepping down by 0.25x in the first quarter of 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control. We were not in compliance with the maximum net first lien secured leverage ratio as of December 31, 2019.

As of December 31, 2019, $743.3 million in principal was outstanding under the Term Loan due 2022, there was $157.0 million in borrowings outstanding under our Revolving Credit Facility, and $12.3 million of outstanding letters of credit secured by the Revolving Credit Facility.

During the year ended December 31, 2019, we prepaid $19.6 million of outstanding borrowings under the Excess Cash Flow Provisions of the Credit Facilities from cash flow generated in 2018.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Credit Facilities became immediately due and payable.  As a result, the outstanding principal amounts associated with the Credit Facilities is classified as a current liability on the Partnership’s consolidated balance sheet as of December 31, 2019.  However, any efforts to enforce such payment obligations under the Credit Facilities are automatically stayed as a result of the Foresight Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Credit Facilities are subject to the applicable provisions of the Bankruptcy Code.

Description of the Second Lien Notes due 2023

On the 2017 Refinancing Closing Date, the Issuers issued $425.0 million aggregate principal amount of Second Lien Notes due 2023 pursuant to an indenture (the “Indenture”), dated as of the Closing Date, by and among the Issuers, the guarantors party thereto and the trustee. The Second Lien Notes due 2023 have a maturity date of April 1, 2023 and bear interest at a rate of 11.50% per annum, payable in cash semi-annually on April 1 and October 1 (commencing on October 1, 2017). The Second Lien Notes due 2023 were issued at an initial discount of $3.2 million, which is being amortized using the effective interest method over the term of Second Lien Notes due 2023. The obligations under the Second Lien Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis by each of the wholly-owned domestic subsidiaries of the Issuers that guarantee the Credit

Facilities (which do not include Hillsboro Energy LLC). The Indenture contains certain usual and customary negative covenants and events of default, including related to a change in control.

Prior to April 1, 2020, the Issuers may redeem the Second Lien Notes due 2023 in whole or in part at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium. In addition, prior to April 1, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the Second Lien Notes due 2023 at a price equal to 111.50% of the aggregate principal amount of the Second Lien Notes due 2023 redeemed with the proceeds from a qualified equity offering, subject to at least 50% of the aggregate principal amount of the Second Lien Notes due 2023 remaining outstanding after giving effect to any such redemption. On or after April 1, 2020, the Issuers may redeem the Second Lien Notes due 2023 at a price equal to: (i) 105.750% of the aggregate principal amount of the Second Lien Notes due 2023 redeemed prior to April 1, 2021; (ii) 102.875% of the aggregate principal amount of the Second Lien Notes due 2023 redeemed on or after April 1, 2021 but prior to April 1, 2022; and (iii) 100.000% of the aggregate principal amount of the Second Lien Notes due 2023 redeemed thereafter.

As of December 31, 2019, $425.0 million in principal was outstanding under the Second Lien Notes due 2023.

On October 1, 2019, the Issuers elected to exercise the grace period with respect to the interest payment due under the Indenture governing the Second Lien Notes due 2023. The election to exercise the grace period extended the time period the Issuers have to make the approximately $24.4 million interest payment without triggering an event of default under the Indenture.

On October 23, 2019, the Issuers sought the consent of the holders of the Second Lien Notes due 2023 (collectively, the “Holders”) to amend (such amendments, the “Amendments”) the Indenture and sought the consent of the Holders to waive (such waiver, the “Waivers”) certain Defaults or Events of Defaults arising under the Indenture, in each case, as more fully described below.

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

On December 13, 2019, the Issuers sought the consent of the Holders to further amend (such amendments, the “Second Amendments”) the Indenture as more fully described below.

As of December 19, 2019, the Issuers received consents to the Second Amendments from Holders of at least a majority in aggregate principal amount of the outstanding Second Lien Notes due 2023 not owned by the Issuers or their affiliates. As a result, on

December 19, 2019, the Issuers, the guarantors party thereto and Wilmington Trust, National Association, the trustee for the

Second Lien Notes due 2023, entered into a second supplemental indenture (the “Second Supplemental Indenture”) providing for the

Second Amendments to the Indenture.

The Second Amendments (i) amend Section 6.01(b) of the Indenture to extend the grace period for payment of interest due on the

Second Lien Notes due 2023 from 90 days to 150 days and (ii) amend Section 4.03(d) of the Indenture to eliminate the requirement that the Issuers hold a publicly accessible conference call to discuss the Issuers’ financial information for the relevant fiscal period.

On February 24, 2020, the Issuers sought the consent of the Holders to further amend (such amendment, the “Third Amendment”) the Indenture as more fully described below.

As of February 26, 2020, the Issuers received consents to the Third Amendment from Holders of at least a majority in aggregate principal amount of the outstanding Second Lien Notes due 2023 not owned by the Issuers or their affiliates. As a result, on

February 26, 2020, the Issuers, the guarantors party thereto and Wilmington Trust, National Association, the trustee for the

Second Lien Notes due 2023, entered into a third supplemental indenture (the “Third Supplemental Indenture”) providing for the

Third Amendment to the Indenture.

The Third Amendment amends Section 6.01(b) of the Indenture to extend the grace period for payment of interest due on the

Second Lien Notes due 2023 from 150 days to 180 days.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Second Lien Notes due 2023 became immediately due and payable.  As a result, the outstanding principal amounts associated with the Second Lien Notes due 2023 is classified as a current liability on the Partnership’s consolidated balance sheet as of December 31, 2019.  However, any efforts to enforce such payment obligations under the Second Lien Notes due 2023 are automatically stayed as a result of the Foresight Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Second Lien Notes due 2023 are subject to the applicable provisions of the Bankruptcy Code.

Longwall Financing Arrangements and Finance Lease Obligations

In January 2010, Sugar Camp Energy LLC entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing arrangement is collateralized by the longwall mine equipment. Interest accrues on the note at a fixed rate per annum of 5.78% and was due semiannually in June and December until maturity. The maturity date of the 5.78% longwall financing arrangement was June 2019. In addition, certain covenants and definitions in the credit agreements and guaranty agreements conformed to the covenants and definitions in the Credit Facilities. There was no outstanding balance as of December 31, 2019, and all amounts associated with the 5.78% longwall financing arrangement have been repaid.

In May 2010, Hillsboro Energy LLC entered into a credit agreement with a financial institution to provide financing for longwall equipment and related parts and accessories. The financing arrangement is collateralized by the longwall mine equipment. Interest accrues on the note at a fixed rate per annum of 5.555% and was due semiannually in March and September until maturity. The maturity date of the 5.555% longwall financing arrangement was September 2019. In addition, certain covenants and definitions in the credit agreements and guaranty agreements conformed to the covenants and definitions in the Credit Facilities. There was no outstanding balance as of December 31, 2019, and all amounts associated with the 5.555% longwall financing arrangement have been repaid.

In November 2014, the Partnership entered into a sale-leaseback financing arrangement with a financial institution under which it sold a set of longwall shields and related equipment to a financial institution for $55.9 million and leased the shields back under three individual leases. We account for these leases as finance lease obligations since ownership of the longwall shields and related equipment transfer back to us upon the completion of the leases. Principal and interest payments are due monthly over the five-year terms of the leases. An aggregate termination payment of $2.8 million was due at the end of the lease terms in November 2019. There was no outstanding balance as of December 31, 2019, and all amounts associated with the finance lease obligations have been repaid.

Trade Accounts Receivable Securitization Program

In January 2015, Foresight Energy LP and certain of its wholly-owned subsidiaries, entered into a receivables securitization program (the “Securitization Program”). Under this Securitization Program, our subsidiaries sold all of their customer trade receivables (the “Receivables”), on a revolving basis, to Foresight Receivables LLC, a wholly-owned and consolidated special purpose subsidiary of Foresight Energy LP (the “SPV”). The SPV then pledged its interests in the Receivables to the securitization program lenders, which made loans to the SPV. When cash was collected from customers on the Receivables, it was temporarily held in a restricted cash account for a short duration and then was transferred to an unrestricted cash account, subject to the sufficiency of our borrowing base and certain other contractual provisions. The Securitization Program had an original three-year maturity scheduled to expire on January 12, 2018. The borrowings under the Securitization Program were variable-rate and also carried commitment fee for unutilized commitments. The Securitization Program was terminated in December 2017.

Maturity Tables

The following summarizes the contractual principal maturities of long-term debt obligations as of December 31, 2019 (note that any efforts to enforce such payment obligations under the long-term debt obligations are automatically stayed as a result of the Foresight Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the long-term debt obligations are subject to the applicable provisions of the Bankruptcy Code):

Long-Term Debt
(In Thousands)
2020	$1,325,286
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total	$1,325,286

12. Leases

Lease Overview

The Partnership leases certain mineral reserves. The mineral reserve leases can generally be renewed as long as the mineral reserves are being developed and mined until all economically recoverable reserves are depleted or until mining operations cease. The lease agreements typically require a production royalty at the greater amount of a base amount per ton or a percent of the gross selling price of the coal. Generally, the leases contain provisions that require the payment of minimum royalties regardless of the volume of coal produced or the level of mining activity. Certain of these minimum royalties are recoupable against production royalties over a contractually defined period of time (typically five to ten years). Some of these agreements also require overriding royalty and/or wheelage payments. Mineral reserve leases are exempt from the balance sheet recognition requirements of the New Lease Standard. Refer to Note 13 for additional information regarding the Partnership’s mineral reserve leases.

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

Leases	Balance Sheet Location	December 31, 2019
		(In Thousands)
Assets
Operating lease right-of-use assets	Other assets	$4,576
Operating lease right-of-use assets - affiliate	Other assets	1,867
Finance lease right-of-use assets (1)	Property, plant, equipment, and development, net	—
Total lease right-of-use assets		$6,443

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$2,201
Operating lease liabilities - affiliate	Accrued expenses and other current liabilities	175
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	—
Non-current:
Operating lease liabilities	Other long-term liabilities	2,375
Operating lease liabilities - affiliate	Other long-term liabilities	1,692
Finance lease liabilities	Long-term debt and finance lease obligations	—
Total lease liabilities		$6,443

(1)	As of December 31, 2019, all amounts associated with finance lease obligations have been repaid and ownership of the longwall shields and related equipment transferred back to the Partnership.

Lease Cost	Statement of Operations Location	Year Ended December 31, 2019
		(In Thousands)
Operating lease cost (2)	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation; Selling, general and administrative	$4,049
Operating lease cost - affiliate	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation	219
Variable operating lease cost (1)	Cost of coal produced (excluding depreciation, depletion and amortization)	8,288
Finance lease cost:
Amortization of right-of-use assets (3)	Depreciation, depletion and amortization	13,210
Interest on lease liabilities	Interest expense, net	68
Total lease cost		$25,834

(1)

Variable operating lease cost consists primarily of contingent rental payments related to the rail loadout facility at Williamson Energy.  We pay contingent rental fees, net of a fixed per ton amount received for maintaining the facility, on each ton of coal passed through the rail loadout facility.

(2)	Includes any short-term lease cost and sublease income, which are not material.
(3)

Amount represents amortization expense until all amounts associated with finance lease obligations were repaid and ownership of the longwall shields and related equipment transferred back to the Partnership in November 2019.

Total rental expense from operating leases for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, was $15.6 million, $2.6 million, and $10.7 million, respectively. Included in rental expense is $11.4 million, $2.1 million, and $7.6 million for the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, respectively, of contingent rental payments related to the rail loadout facility at Williamson Energy.

Lease Terms and Discount Rates	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	6.6
Operating leases - affiliate	18.9
Finance leases	—
Weighted-average discount rate
Operating leases	7.00%
Operating leases - affiliate	7.00%
Finance leases	5.81%

Other Information	Year Ended December 31, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,771
Operating cash flows from operating leases - affiliate	174
Operating cash flows from finance leases	107
Financing cash flows from finance leases	13,556
Lease assets obtained in exchange for new operating lease liabilities	1,928

The following presents future minimum lease payments, by year, with initial terms greater than one year, as of December 31, 2019:

	Operating Leases	Operating Leases – Affiliate	Total
	(In Thousands)
2020	$2,250	$175	$2,425
2021	1,179	175	1,354
2022	231	176	407
2023	231	176	407
2024	163	177	340
Thereafter	1,576	2,499	4,075
Total lease payments	5,630	3,378	9,008
Less: interest	(1,054)	(1,511)	(2,565)
Total lease liabilities	$4,576	$1,867	$6,443

Sale-Leaseback Financing Arrangements

Macoupin Energy Sale-Leaseback Financing Arrangement

In January 2009, Macoupin entered into a sales agreement with WPP, LLC (“WPP”) and HOD, LLC (“HOD”) (subsidiaries of Natural Resource Partners LP (“NRP”)) to sell certain mineral reserves and rail facility assets (the “Macoupin Sales Arrangement”). NRP was deemed an affiliate of the Partnership at that time. Macoupin received $143.5 million in cash in exchange for certain mineral reserve and transportation assets. Simultaneous with the closing, Macoupin entered into a lease with WPP for mining the mineral reserves (the “Mineral Reserves Lease”) and with HOD for the use of the rail loadout and rail loop (the “Macoupin Rail Loadout Lease” and the “Rail Loop Lease,” respectively). The Mineral Reserves Lease is a 20-year noncancelable lease that contains renewal elections for six additional five-year terms. The Macoupin Rail Loadout Lease and the Rail Loop Lease are 99 year noncancelable leases. Under the Mineral Reserves Lease, Macoupin makes monthly payments equal to the greater of $5.40 per ton or 8.00% of the sales price, plus $0.60 per ton for each ton of coal sold from the leased mineral reserves, subject to a minimum royalty of $4.0 million per quarter through December 31, 2028. After the initial 20-year term, the annual minimum royalty is $10,000 per year. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty under the Mineral Reserves Lease and tonnage fees paid under the Macoupin Rail Loadout and Rail Loop Leases discussed below exceed $4.0 million, Macoupin may generally recoup any unrecouped quarterly payments made during the preceding 20 quarters on a first paid, first recouped basis. The Macoupin Rail Loadout Lease and Rail Loop Lease require an aggregate payment of $3.00 ($1.50 for the rail loop facility and $1.50 for the rail load-

out facility) for each ton of coal loaded through the facility for the first 30 years, up to 3.4 million tons per year. After the initial 30-year term, Macoupin would pay an annual rental payment of $20,000 per year for usage of the rail loadout and rail loop. The Macoupin Sales Arrangement, Mineral Reserves Lease, Macoupin Rail Loadout Lease and Rail Loop Lease are collectively accounted for as a financing arrangement (the “Macoupin Sale-Leaseback”). This financing arrangement is recourse to Macoupin and not recourse to Foresight Energy LP or any of its other subsidiaries.

The Macoupin Sale-Leaseback was adjusted to fair value as of the Acquisition Date as part of pushdown accounting (see Note 3). At December 31, 2019 and 2018, the carrying value of the Macoupin Sale-Leaseback was $104.8 million and $131.4 million, respectively. The effective interest rate on the financing obligation was 8.1% and 14.8% as of December 31, 2019 and 2018, respectively. Interest (benefit) expense was $(6.4) million, $18.4 million, $4.6 million, and $14.0 million for the years ended December 31, 2019 and 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, respectively. As of December 31, 2019 and 2018, interest of $0.2 million and $0.5 million, respectively, was accrued in the consolidated balance sheets for the Macoupin Sale-Leaseback. The interest benefit recognized during the year ended December 31, 2019, was the due to revisions to the Macoupin mine plan (see Note 3), which resulted in significant changes to the effective interest rate and associated carrying value of the Macoupin Sale-Leaseback.

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

The Sugar Camp Sale-Leaseback was adjusted to fair value as of the Acquisition Date as part of pushdown accounting (see Note 3). At December 31, 2019 and 2018, the carrying value of the Sugar Camp Sale-Leaseback was $55.3 million and $65.1 million, respectively. The effective interest rate on the financing, which is derived from the timing and tons of coal to be mined as set forth in the current mine plan and the related cash payments, was 3.5% and 8.1% at December 31, 2019 and 2018, respectively. Interest (benefit) expense recorded on the Sugar Camp Sale-Leaseback was $(3.3) million, $5.1 million, $1.7 million, and $4.1 million for the years ended December 31, 2019 and 2018, the period from January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, respectively. As of December 31, 2019 and 2018, interest of $0.1 million and $0.2 million, respectively, was accrued in the consolidated balance sheets for the Sugar Camp Sale-Leaseback. The interest benefit recognized during the year ended December 31, 2019, was the due to revisions to the Sugar Camp mine plan, which resulted in significant changes to the effective interest rate and associated carrying value of the Sugar Camp Sale-Leaseback.

Sale-Leaseback Maturity Tables

The following summarizes the maturities of expected principal payments, based on current mine plans, on the Partnership’s sale-leaseback financing arrangements, and accrued interest at December 31, 2019:

	Sale-Leaseback Financing Arrangements	Accrued Interest
	(In Thousands)
2020	$12,190	$305
2021	12,486	—
2022	13,309	—
2023	14,205	—
2024	15,151	—
Thereafter	92,764	—
Total	$160,105	$305

The aggregate amounts of remaining minimum lease payments on the Partnership’s sale-leaseback financing arrangements are $205.3 million. Minimum payments from 2020 through 2024 are as follows:

	2020	2021	2022	2023	2024
Minimum lease payments	$21,000	$21,000	$21,000	$21,000	$21,000

Murray Energy Transport Lease and Overriding Royalty Agreements

Refer to Note 16 for information and disclosures related to the Transport Lease and the ORRA.

13. Contractual Arrangements

As described in Note 12, the Partnership leases certain mineral reserves.  In addition, the Partnership has various transportation throughput agreements with various railroads, barge companies, and bulk terminals which generally require a per ton fee amount for coal transported and contain certain escalation clauses and/or renegotiation clauses.

The following table presents future minimum payments, by year, required under contractual mineral reserve royalty and transportation throughput arrangements with related entities and third parties as of December 31, 2019. The table includes the effects of the RSA and of the support agreements with certain of our principal commercial counterparties as more fully described Note 1. The table does not include any effects resulting from the potential settlement or discharge of our significant contractual obligations as a result of the Foresight Chapter 11 Cases.

	Royalties – Third Party	Royalties – Related Party	Transportation Minimums – Third Party
	(In Thousands)
2020	$23,000	$18,667	$5,215
2021	23,000	5,667	39,780
2022	22,667	5,000	35,050
2023	22,114	5,000	36,400
2024	21,000	5,000	13,250
Thereafter	112,005	14,750	5,575
Total	$223,786	$54,084	$135,270

14. Asset Retirement Obligations

The change in the carrying amount of asset retirement obligations was as follows:

	(Successor)	(Successor)	(Successor)	(Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
	(In Thousands)			(In Thousands)
Balance at beginning of period (including current portion)	$45,544	$44,071	$45,605	$44,917
Accretion expense	2,206	2,433	2,179	710
Adjustments for liabilities incurred or changes in estimates(1)(2)	13,230	541	(1,748)	—
Expenditures for reclamation activities	(2,024)	(1,501)	(1,965)	(111)
Other	—	—	—	89
Balance at end of period (including current portion)	58,956	45,544	44,071	45,605
Less: current portion of asset retirement obligations	(3,313)	(6,578)	(4,416)	(8,167)
Noncurrent portion of asset retirement obligations	$55,643	$38,966	$39,655	$37,438

(1)

As a result of the Macoupin impairment (see Note 3), the timing of the estimated asset retirement obligations related to Macoupin was accelerated in December 2019. The acceleration resulted in an increase to the retirement obligation and related asset balance on the consolidated balance sheet. The related asset was written off and included within the impairment charge recognized during the year ended December 31, 2019.
(2)

As a result of the Hillsboro impairment (see Note 3), the timing of the estimated asset retirement obligations related to Hillsboro was accelerated in April 2018. The acceleration resulted in an increase to the retirement obligation and related asset balance on the consolidated balance sheet. The related asset was written off and included within the impairment charge recognized at that time. Subsequent to the settlement of the litigation related to Hillsboro, the timing of the estimated retirement obligations was reassessed. The reassessment resulted in a change in estimate of $10.9 million that has been reflected as a reduction in the asset retirement obligation and is recognized in accretion and changes in estimates on asset retirement obligations on the consolidated statement of operations for the year ended December 31, 2018.

The credit-adjusted, risk-free interest rates used in determining the asset retirement obligations were 22.7%, 11.4%, 9.8% and 7.5% at December 31, 2019, December 31, 2018, December 31, 2017, and March 31, 2017, respectively.

15. Coal Workers’ Pneumoconiosis and Workers’ Compensation

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

Our liability for CWP benefits was estimated by an independent actuary based on assumptions regarding medical costs, allocated loss adjustment expense, claim development patterns and interest rates. For the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, we recorded CWP expense of $1.0 million, $0.4 million, $0.2 million, and $0.1 million, respectively, and have an aggregate CWP liability of $3.5 million and $2.7 million recorded in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Our liability for workers compensation benefits was determined by a third-party administrator based on actual claims incurred and the expected development of those claims and claims incurred but not yet reported. For the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, we recorded workers’ compensation claim expense of $5.7 million, $4.2 million, $0.7 million, and $2.3million, respectively, and have a workers’ compensation liability of $7.5 million and $5.8 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

16. Related-Party Transactions

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

Limited Partnership Agreement

FEGP manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to December 31, 2019.

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

Following the exercise of the FEGP Option, certain changes to the operating agreement of FEGP went into effect, pursuant to which Murray Energy is entitled to appoint a majority of the board of directors of FEGP (the “Board”). All members of the Board, aside from one who is appointed by Foresight Reserves, are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion.

Murray Energy Management Services Agreement

In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provided certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. Upon the exercise of the FEGP Option, the General Partner entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments (currently $5.2 million per quarter as of December 31, 2019).

Murray Energy Transport Lease and Overriding Royalty Agreements

In April 2015, a subsidiary of FELP, American Transport, entered into a purchase and sale agreement with a subsidiary of Murray Energy pursuant to which certain mining and transportation assets were sold to American Transport for $63.0 million.  Concurrent with the purchase and sale agreement, American Transport entered into the Transport Lease with the subsidiary of Murray Energy in which American Transport receives a fee for every ton of coal mined, processed and/or transported using the leased assets.  Refer to Note 2 for additional information on the Transport Lease.  The total remaining minimum payments under the Transport Lease was $71.0 million at December 31, 2019, with unearned income equal to $21.3 million. As of December 31, 2019, the outstanding Transport Lease financing receivable was $49.7 million, of which a reserve of $49.4 million was recorded during the year ended December 31, 2019, owing to the uncertainty arising from the Murray Energy bankruptcy.

In April 2015, a subsidiary of FELP, American Century Minerals, entered into the ORRA with subsidiaries of Murray Energy in which the subsidiaries of Murray Energy granted American Century Minerals an overriding royalty interest for each ton of coal mined, removed, and sold from certain coal reserves for $12.0 million.  Refer to Note 2 for additional information on the ORRA.  The total remaining minimum payments under the ORRA was $26.2 million at December 31, 2019, with unearned income equal to $15.1 million. As of December 31, 2019, the outstanding ORRA financing receivable was $11.0 million, of which a reserve of $11.0 million was recorded during the year ended December 31, 2019, owing to the uncertainty arising from the Murray Energy bankruptcy.

Coal Sales and Purchases with Murray Energy and Affiliates

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

Murray Energy Transportation Arrangements

Murray Energy may transport and transload coal under our transportation and transloading agreements with third-party rail, barge, and terminal companies, resulting in usage fees owed to the third-party companies by the Partnership.  These usage fees are billed to Murray Energy, resulting in no impact to our consolidated statements of operations. The usage of the railway lines, barges, and terminal facilities with these third-party companies by Murray Energy counts towards the minimum annual throughput volumes with these third-parties, thereby reducing the Partnership’s exposure to contractual liquidated damage charges.  There was $1.2 million of such usage fees during the year ended December 31, 2019. There were no usage fees during the year ended December 31, 2018.  During the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, such usage fees totaled $0.2 million and $1.0 million, respectively.

We have an arrangement with Murray Energy whereby we utilized capacity on a Murray Energy transloading contract with a third-party, thereby allowing Murray Energy to reduce its exposure to certain contractual liquidated damage charges. To compensate the Partnership for the reduced contractual liquidated damages, Murray Energy reimbursed the Partnership $3.8 million, $12.6 million and $0.8 million for the years ended December 31, 2019 and 2018 and the period April 1, 2017 to December 31, 2017, respectively. The amounts are included in transportation on the consolidated statements of operations.

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

Transactions with Foresight Reserves and Affiliates

Mineral Reserve Leases

Our mines have a series of mineral reserve leases with Colt, LLC (“Colt”) and Ruger, LLC (“Ruger”), subsidiaries of Foresight Reserves. Each of these leases have initial terms of 10 years with six renewal periods of five years each, at the election of the lessees, and generally require the lessees to pay the greater of a per ton amount or a percentage of the gross sales price, as defined in the respective agreements, of such coal. We also have overriding royalty agreements with Ruger pursuant to which we pay royalties equal to a percentage of the gross selling prices, as defined in the agreements. Each of these mineral reserve leases generally require a minimum annual royalty payment, which is recoupable only against actual production royalties from future tons mined during the period of ten years following the date on which any such royalty is paid.

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

During the period January 1, 2017 to March 31, 2017, we purchased $1.7 million in mining supplies from an affiliated joint venture under a supply agreement entered into in May 2013. The joint venture was no longer an affiliate subsequent to March 31, 2017.

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

As of December 31, 2019, CRDC owned $9.9 million and $29.1 million of the outstanding principal on our Term Loan due 2022 and our Second Lien Notes due 2023, respectively. In February 2020, CRDC divested its holdings of the outstanding principal on our Term Loan due 2022 and our Second Lien Notes due 2023.

As of December 31, 2019, the Cline Trust owned $9.9 million of the outstanding principal on our Term Loan due 2022. The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of December 31, 2019. In February 2020, The Cline Trust divested its holdings of the outstanding principal on our Term Loan due 2022.

The following table presents the affiliate amounts included in our consolidated balance sheets:

Affiliated Company	Balance Sheet Location	December 31, 2019	December 31, 2018
		(In Thousands)
Murray Energy	Due from affiliates - current	$8,658	$9,307
Javelin	Due from affiliates - current	$14,473	$40,306
Total - Due from affiliates - current		$23,131	$49,613

Murray Energy	Financing receivables - affiliate - current (1)	$297	$3,392

Murray Energy	Financing receivables - affiliate - noncurrent (1)	$—	$60,705

Foresight Reserves and affiliated entities	Prepaid royalties - current and noncurrent	$—	$2,000

Murray Energy	Due to affiliates - current	$6,505	$11,616
Javelin	Due to affiliates - current	$6,364	$4,308
Foresight Reserves and affiliated entities	Due to affiliates - current	2,967	1,816
Total - Due to affiliates - current		$15,836	$17,740

(1)

At December 31, 2019, total financing receivables – affiliate of $60.7 million were reduced by a reserve of $60.4 million resulting from the uncertainty arising from the Murray Chapter 11 Cases (defined below). Net financing receivables – affiliate of $0.3 million at December 31, 2019, represent the amounts expected to be realized on the Transport Lease and ORRA.

Murray Energy Bankruptcy

On October 29, 2019, Murray Energy Holdings Co. and certain of its direct and indirect subsidiaries (collectively, and excluding FELP and its direct and indirect subsidiaries, the “Murray Debtors”) filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code (the “Murray Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Ohio Western Division (the “Murray Bankruptcy Court”). The Murray Debtors will continue to manage their properties and operate their businesses as a “debtor in possession” under the jurisdiction of the Murray Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Murray Bankruptcy Court.

In its filings with the Murray Bankruptcy Court, the Murray Debtors have indicated that they intend to continue performing their obligations under the various agreements with FELP and certain of its direct and indirect subsidiaries during the pendency of the Murray Chapter 11 Cases. On October 31, 2019, the Bankruptcy Court approved an order permitting the Murray Debtors to continue performing their intercompany transactions with FELP. In addition, the board of directors of FELP GP LLC has appointed a conflicts committee composed of independent directors tasked with closely monitoring the Murray Chapter 11 Cases and protecting FELP’s interests with respect to the Murray Debtors.  Although FELP and the Murray Debtors currently intend to continue performing their respective obligations under the agreements among FELP and the Murray Debtors, there can be no assurance that FELP or the Murray Debtors will not, in the future, reject, repudiate, renegotiate or terminate any or all of such agreements. As a result, our ability to receive payments on our arrangements with the Murray Debtors may be impaired pending the outcome of the Murray Chapter 11 Cases, if the operation of any Murray Energy mines were to cease, or if Murray Energy’s creditworthiness was to deteriorate further.  The Partnership would bear the risk for any Murray Energy payment default.

A summary of (income) expenses incurred with affiliated entities is as follows for the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017:

	(Successor)	(Successor)	(Successor)	(Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
	(In Thousands)			(In Thousands)
Transactions with Murray Energy
Coal sales (1)	$(80,216)	$(24,889)	$(4,624)	$(14,885)
Purchased coal (5)	$8,273	$14,572	$—	$7,973
Transport Lease revenues (2)	$(5,115)	$(5,209)	$(5,069)	$(1,592)
ORRA revenues (2)	$(2,027)	$(2,372)	$(1,645)	$(763)
Terminal revenues (2)	$—	$(44)	$(813)	$(226)
Goods and services purchased (4)	$5,348	$17,632	$11,740	$2,061
Goods and services provided (2)	$(323)	$(181)	$(200)	$(100)
Management services (7)	$17,515	$16,894	$11,873	$2,547
Transactions with Javelin
Coal sales (1)	$(310,452)	$(458,224)	$(210,965)	$(45,864)
Transportation services on certain export sales (6)	$9,831	$10,247	$3,660	$525
Sales and marketing expenses (7)	$4,773	$6,981	$2,754	$692
Transactions with Foresight Reserves and Affiliated Entities
Royalty expense (3)	$33,585	$33,071	$24,199	$1,521
Land leases (3), (6)	$219	$210	$123	$57

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

(5) – Cost of coal purchased

(6) – Transportation

(7) – Selling, general and administrative

(8) – Other operating (income) expense, net

The contractual commitment tables for leases with affiliated parties are disclosed in Note 12. The contractual commitment tables for royalty agreements with affiliated parties are disclosed in Note 13.

17. Fair Value of Financial Instruments

The Partnership has no financial assets and liabilities for which fair value is measured on a recurring basis as of December 31, 2019 and 2018, respectively.  The Partnership’s commodity derivative contracts were valued based on direct broker quotes and corroborated with market pricing data. During the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, there were no assets or liabilities that were transferred between Level 1 and Level 2.

Warrants

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

As a result of a series of refinancing transactions in March 2017, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital. Therefore, the Warrants are no longer remeasured to fair value. As of December 31, 2019, there are 50,480 Warrants outstanding and exercisable into 14.3 common units of FELP at an exercise price of $0.7983 per common unit.

Long-Term Debt

The fair value of long-term debt as of December 31, 2019 and 2018 was $398.4 million and $1,166.6 million, respectively. The fair value of long-term debt was calculated based on (i) quoted prices in markets that are not active and (ii) the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms. These are considered Level 2 and Level 3 fair value measurements, respectively.

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

Equity Contributions and Distributions

The following table summarizes the quarterly distribution paid per limited partner unit (except as noted) during the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017:

	(Successor)	(Successor)	(Successor)	(Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
	(Per common limited partner unit)			(Per common limited partner unit)
First Quarter	$0.0600	$0.0565	n/a	$—
Second Quarter	$—	$0.0565	$—	n/a
Third Quarter	$—	$0.0565	$0.0647	n/a
Fourth Quarter	$—	$0.0565	$0.0605	n/a

On March 27, 2017, Murray Energy contributed $60.6 million in cash to us in exchange for 9,628,108 common units of FELP. In addition, the application of pushdown accounting (see Note 3) increased the Partnership’s limited partners’ capital by $952 million.

19. Equity-Based Compensation

Long-Term Incentive Plan

The Partnership had a Long-Term Incentive Plan ("LTIP" or the “Plan”) for employees, directors, officers and certain key third-parties (collectively, the "Participants"). The Plan allowed for the issuance of equity-based compensation in the form of phantom units, unit awards, unit options, unit appreciation rights, restricted units, other unit-based awards, distribution equivalent rights, performance awards, and substitute awards to Participants. The LTIP awards granted had been for phantom units, which upon satisfaction of vesting requirements, entitled the LTIP participant to receive FELP common units. The Board of Directors of the Partnership authorized 7.0 million common units to be granted under the LTIP. Grant levels and vesting requirements for the Partnership’s chief executive officer were determined by the Board of Directors. Grant levels and vesting requirements for all other Participants were recommended by the Partnership's chief executive officer, subject to the review and approval by the Board of Directors. On December 10, 2019, the Board of Directors terminated the LTIP and individuals holding unvested awards under the LTIP were cancelled without payment. Accordingly, no units are available for grant as of December 31, 2019.

LTIP Awards

During the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, the Partnership granted 0, 287,484, 136,799, and 5,400 phantom units, respectively, to employees under the LTIP. The awards were considered time-based unit awards and vested ratably over a three-year period, subject to continued employment. Compensation expense for these awards was recognized on a straight-line basis over the requisite service period. As of December 31, 2019, no phantom units granted to employees under the LTIP were non-vested owing to the termination of the LTIP and the cancellation of outstanding unvested awards.

Director Awards

During the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, the Partnership granted 538,268, 58,267, 0, and 5,554, phantom units, respectively, to non-employee directors under the LTIP. These awards were considered time-based unit awards and vested ratably over a three-year period. Compensation expense for these awards was recognized on a straight-line basis over the requisite service period. As of December 31, 2019, no phantom units granted to nonemployee directors under the LTIP were non-vested owing to the termination of the LTIP and the cancellation of outstanding unvested awards.

Summary

For the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, our equity-based compensation expense was $0.2 million, $0.7 million, $0.3 million, and $0.6 million, respectively, net of forfeitures. During the years ended December 31,  2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, the Partnership’s equity-based compensation is recorded in the consolidated statements of operations as follows:

	(Successor)	(Successor)	(Successor)	(Predecessor)
Location in statements of operations:	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
Selling, general and administrative	100%	100%	67%	32%
Transition and reorganization costs	0%	0%	0%	0%
Cost of coal produced (excluding depreciation, depreciation and amortization)	0%	0%	33%	68%

As of December 31, 2019, there was no unrecognized compensation expense for phantom unit awards owing to the termination of the LTIP and the cancellation of outstanding unvested awards. All previously non-vested phantom units included tandem distribution incentive rights, which provided for the right to accrue quarterly cash distributions in an amount equal to the cash distributions the Partnership made to unitholders during the vesting period and would have been settled in cash upon vesting. Prior to the termination of the LTIP and the cancellation of outstanding unvested awards, the Partnership had $0.1 million accrued for this liability. These distributions that accrued to a Participants’ account were forfeited.

A summary of LTIP award activity for the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested grants at January 1, 2017 (Predecessor)	278,539	$15.88
Granted	136,799	$7.31
Vested	—	$—
Forfeited	(6,150)	$20.00
Non-vested grants at March 31, 2017 (Predecessor)	409,188	$10.51
Granted	60,945	$4.35
Vested	(218,790)	$17.77
Forfeited	(11,000)	$20.00
Non-vested grants at December 31, 2017 (Successor)	240,343	$4.90
Granted	345,751	$3.90
Vested	(92,498)	$6.04
Forfeited	—	$—
Non-vested grants at December 31, 2018 (Successor)	493,596	$4.54
Granted	538,268	$0.42
Vested	(142,367)	$5.09
Forfeited	(889,497)	$1.96
Non-vested grants at December 31, 2019 (Successor)	—	$—

During the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, the Partnership settled 0, 619, 157, and 77,268 units, respectively, of vested equity awards in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.

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

The following table illustrates the Partnership’s calculation of net loss per common and subordinated unit for the period indicated:

	(Successor)
	Year Ended December 31, 2019
	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$4,856	$—	$4,856
Distributions in excess of earnings and undistributed (loss) earnings	(180,514)	(144,790)	(325,304)
Net loss available to limited partner units	$(175,658)	$(144,790)	$(320,448)

Denominator:
Weighted-average units to calculate basic EPU	80,953	64,955	145,908
Less: effect of dilutive securities (1)	—	—	—
Weighted-average units to calculate diluted EPU	80,953	64,955	145,908

Basic net loss per unit	$(2.17)	$(2.23)	$(2.20)
Diluted net loss per unit	$(2.17)	$(2.23)	$(2.20)

	(Successor)
	Year Ended December 31, 2018
	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$18,142	$—	$18,142
Distributions in excess of earnings and undistributed (loss) earnings	(43,925)	(35,830)	(79,755)
Net loss available to limited partner units	$(25,783)	$(35,830)	$(61,613)

Denominator:
Weighted-average units to calculate basic EPU	80,016	64,955	144,971
Less: effect of dilutive securities (1)	—	—	—
Weighted-average units to calculate diluted EPU	80,016	64,955	144,971

Basic net loss per unit	$(0.32)	$(0.55)	$(0.43)
Diluted net loss per unit	$(0.32)	$(0.55)	$(0.43)

	(Successor)			(Predecessor)
	Period from April 1, 2017 to December 31, 2017			Period from January 1, 2017 to March 31, 2017
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Distributed earnings	$9,725	$—	$9,725	$—	$—	$—
Distributions in excess of earnings and undistributed (loss) earnings	(61,868)	(51,906)	(113,774)	(56,259)	(54,925)	(111,184)
Net loss available to limited partner units	$(52,143)	$(51,906)	$(104,049)	$(56,259)	$(54,925)	$(111,184)

Denominator:
Weighted-average units to calculate basic EPU	77,145	64,955	142,100	66,533	64,955	131,488
Less: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	77,145	64,955	142,100	66,533	64,955	131,488

Basic net loss per unit	$(0.68)	$(0.80)	$(0.73)	$(0.85)	$(0.85)	$(0.85)
Diluted net loss per unit	$(0.68)	$(0.80)	$(0.73)	$(0.85)	$(0.85)	$(0.85)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. There were no phantom units that were dilutive for the year ended December 31, 2019. For the year ended December 31, 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, approximately 0.5 million, 0.4 million, and 0.2 million, respectively, of phantom units were anti-dilutive, and therefore were excluded from the diluted EPU calculation. Diluted EPU also is not impacted during any period by the Warrants outstanding (see Note 17).

21. Risk Concentrations

Sales and Credit Risk

We determine creditworthiness for trade customers based on an evaluation of the customer’s financial condition. Credit losses have historically been minimal. The aggregate outstanding receivable balance as of December 31, 2019 from customers representing greater than 10% of our total sales was $16.4 million, which includes $14.5 million of accounts receivable from Javelin included in “Due from affiliates” on the consolidated balance sheet. As of December 31, 2019, total outstanding accounts receivable and financing receivables with Murray Energy, Javelin, and their affiliates are $23.1 million and $60.7 million, respectively (see Note 16).

For the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, the following customers (aggregated at the parent company level) exceeded 10% of total coal sales:

	(Successor)	(Successor)	(Successor)	(Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
	(Percentage of Total Coal Sales)			(Percentage of Total Coal Sales)
Customer A	14%	18%	24%	23%
Customer B	37%	42%	29%	20%
Customer C	(A)	(A)	(A)	13%

(A) – Less than 10% of total coal sales for this period.

During the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, export tons represented 31%, 38%, 19%, and 29% of tons sold, respectively. Tons exported into Europe/U.K. during the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, represented approximately 22%, 26%, 18%, and 23%, respectively, of total tons sold during those periods. No other international geographic regions exceeded 10% of tons sold during the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017. Our domestic coal sales are principally to electric utility companies in the eastern United States with installed pollution control devices.

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

22. Contingencies

Litigation Matters

We are party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2019, we have $1.3 million accrued, in aggregate, for various litigation matters.

Insurance Recoveries

On November 12, 2019, we reached a resolution with our insurers regarding the remaining recoveries under our policies related to the Hillsboro combustion event. In consideration for the resolution of all claims, we received final payments totaling $25.4 million in the fourth quarter of 2019. From the date of the combustion event through December 31, 2019, we have recognized $116.5 million of insurance recoveries related to the recovery of mitigation costs, losses on machinery and equipment, and business interruption insurance proceeds.

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

	(Successor)	(Successor)	(Successor)	(Predecessor)
Location in statements of operations:	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from April 1, 2017 through December 31, 2017	Period From January 1, 2017 through March 31, 2017
	(In Thousands)			(In Thousands)
Cost of coal produced (excluding depreciation, depletion and amortization)	$—	$1,139	$3,645	$—
Other operating (income) expense, net	25,437	42,947	12,832	—
	$25,437	$44,086	$16,477	$—

Performance Bonds

We had active outstanding surety bonds with third parties of $97.4 million as of December 31, 2019 to secure reclamation and other performance commitments.

23. Employee Benefit Plans

The Partnership offers a safe harbor 401(k) plan (the “Plan”) for all employees who are eligible to participate. Employees are immediately eligible to participate upon becoming a full-time employee with the Partnership and its subsidiaries and affiliates. The Plan allows for the deferral of all or part of a participant’s compensation, as defined by the Plan, up to the current limits provided by the Internal Revenue Service. The safe harbor matching feature calls for the Partnership to contribute 100% of the first 3% of compensation a participant contributes, and 50% of the next 2% of compensation contributed by the participant. Partnership contributions under the Plan for the years ended December 31, 2019 and 2018, the period January 1, 2017 to March 31, 2017, and the period from April 1, 2017 to December 31, 2017, were $3.1 million, $3.2 million, $0.9 million, and $2.2 million, respectively.

24. Selected Quarterly Financial Information

A summary of the unaudited quarterly results for the years ended December 31, 2019 and 2018, is presented below (in thousands, except per unit data):

	2019
	(Successor)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$269,072	$226,916	$183,082	$162,447
Operating income (loss)	$19,889	$2,946	$4,295	$(225,014)
Net loss	$(16,821)	$(33,672)	$(34,106)	$(235,849)
Basic and diluted loss per limited partner unit - Common	$(0.09)	$(0.23)	$(0.23)	$(1.62)
Basic and diluted loss per limited partner unit - Subordinated	$(0.15)	$(0.23)	$(0.23)	$(1.62)

	2018
	(Successor)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$240,726	$271,422	$293,936	$298,907
Operating income	$14,104	$7,813	$8,918	$53,688
Net (loss) income	$(21,569)	$(29,222)	$(27,701)	$16,879
Basic and diluted (loss) income per limited partner unit - Common	$(0.12)	$(0.18)	$(0.17)	$0.14
Basic and diluted (loss) income per limited partner unit - Subordinated	$(0.18)	$(0.23)	$(0.22)	$0.08

Fourth quarter 2019 results reflect the aggregate impairment charge of $143.6 million associated with certain long-lived assets at our Macoupin operations and a charge of $60.4 million associated with a reserve on our financing receivables - affiliate.

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

25. Subsequent Events

Refer to Note 1 for information and disclosures related to the Foresight Chapter 11 Cases occurring subsequent to December 31, 2019.

Foresight Energy LP
Schedule II —Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Written-off / Other	Balance at End of Period
	(In Thousands)
Year Ended December 31, 2019 (Successor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$—	$—	$—	$—	$—	$—
Reserve on financing receivables - affiliate	—	60,408	—	—	—	60,408
Reserve for materials and supplies	18	1,493	—	—	—	1,511
Year Ended December 31, 2018 (Successor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$—	$—	$—	$—	$—	$—
Reserve on financing receivables - affiliate	—	—	—	—	—	—
Reserve for materials and supplies	—	18	—	—	—	18
Period from April 1, 2017 through December 31, 2017 (Successor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$—	$—	$—	$—	$—	$—
Reserve on financing receivables - affiliate	—	—	—	—	—	—
Reserve for materials and supplies	—	—	—	—	—	—
Period From January 1, 2017 through March 31, 2017 (Predecessor)
Reserves deducted from asset accounts:
Prepaid royalty recoupment reserve	$108,540	$—	$—	$(101,958)	$(6,582)	$—
Reserve on financing receivables - affiliate	—	—	—	—	—	—
Reserve for materials and supplies	720	—	—	(539)	(181)	—
(1)	Amounts adjusted to fair value as of the Acquisition Date as part of pushdown accounting.

Item 9. Changes in and Disagreements With Accountant on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in design and operation as of such date.

Changes in Internal Control over Financing Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment of Internal Control Over Financial Reporting

Management of FELP is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(t) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019, with the participation of our chief executive officer and principal financial officer, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance of the Managing General Partner

Management of Foresight Energy LP

We are managed and operated by the board of directors and executive officers of our general partner, Foresight Energy GP LLC, which is jointly owned by Murray Energy and Foresight Reserves. In accordance with the governing documents of Foresight Energy GP LLC, Foresight Reserves and Murray Energy have the right to appoint all members of the board of directors of our general partner, including those directors meeting the independence standards established by the Exchange Act. The directors are appointed by Murray Energy and Foresight Reserves in proportion to their respective voting interests in our general partner: Foresight Reserves’ voting interest is approximately 20% and Murray Energy’s voting interest is approximately 80%. Our unitholders will not be entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.

The board of directors of our general partner has six directors, three of whom are independent as defined under the standards established by the Exchange Act. As a publicly traded limited partnership, we are not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the Exchange Act.

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

The following table shows information for the executive officers and directors of our general partner as of March 20, 2020. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers (other than Robert D. Moore) serve at the discretion of the board of directors of our general partner. Under the organizational documents of our general partner, any renewal or replacement of Robert D. Moore as Chief Executive Officer requires the consent of Murray Energy. Mr. Moore and Mr. Murray are first cousins. There are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Robert D. Moore	49	Chairman of the Board of Directors, President and Chief Executive Officer
G. Nicholas Casey	66	Director
Daniel S. Hermann	62	Director and Chairman of the Audit Committee
Robert E. Murray	46	Director
Lesslie H. Ray	38	Director
Brian D. Sullivan	52	Director
Jeremy J. Harrison	38	Principal Financial Officer and Chief Accounting Officer

Robert D. Moore is a member of the board of directors and President and Chief Executive Officer of our general partner. Mr. Moore has more than 29 years of experience in management, operations, finance, accounting, and acquisitions in the coal industry. He has been our President and Chief Executive Officer, and a member of the board of directors of our general partner, since May 2015. Mr. Moore also serves as Murray Energy Corporation’s President and Chief Executive Officer, a position he has held since October 2019, as well as Murray Energy Corporation’s Chief Operating Officer and Chief Financial Officer, positions he has held since August 2012 and September 2007, respectively, and he is a member of Murray Energy’s board of directors. Mr. Moore was integral in Murray Energy’s $3.05 billion acquisition of Consolidation Coal Company, from CONSOL Energy Inc., in December 2013. From 1993 to 2007, Mr. Moore held a number of financial and other senior management positions within Murray Energy. Mr. Moore received his Bachelor of Science degree from The Ohio State University in Accounting and Finance, his Certified Public Accountant certification from the State of Ohio, and his Master of Business Administration from The Ohio State University. The experience and qualifications that led to the conclusion that Mr. Moore should serve as a member of the board of directors of our general partner include his extensive knowledge of the coal industry and his financial expertise.

G. Nicholas Casey is an independent member of the board of directors of our general partner and a member of the Audit Committee. Mr. Casey was appointed to the board of directors of our general partner on September 9, 2015. Mr. Casey is a retired member of Lewis Glasser Casey & Rollins, PLLC, attorneys at law, where he served as managing member from 2008 to 2015. He is also a member of LGCR Government Solutions LLC, where he served as managing member from 2008 to 2014. Additionally, Mr. Casey is the former Treasurer of the American Bar Association and is a member of its Board of Governors. He served as Chief of Staff to the Governor of West Virginia and is currently an appointed member of the West Virgina Workers Compensation Board of Review. He also serves on the board of directors of Security National Trust, Inc and is an adjunct professor of Law at West Virginia University College of Law and an adjunct professor at the University of Charleston College of Pharmacy.  Mr. Casey received an undergraduate degree in accounting from the University of Kentucky and a law degree from West Virginia University College of Law. The experience and qualifications that led to the conclusion that Mr. Casey should serve as a Director include his extensive experience in accounting, business development, financing, real estate and management matters.

Daniel S. Hermann is an independent member of the board of directors of our general partner and also serves as Chairman of the Audit Committee. He was appointed to the board of directors of our general partner in September 2014. Mr. Hermann is a founding partner of Lechwe Holdings LLC, a family office which is involved in the startup and investing in companies. He is the retired Chief Executive Officer of AmeriQual Group, LLC, a food packaging company and leading supplier of field rations to the United States Department of Defense. Prior to joining AmeriQual, he spent 23 years with Black Beauty Coal Company, where he held various titles, including President and Chief Executive Officer and Chief Financial Officer. During his tenure at Black Beauty, Mr. Hermann was part of a successful team that grew the company into the largest coal producer in the Illinois Basin. In 2003, Black Beauty was acquired by Peabody Energy and Mr. Hermann spent the next two years as Group Executive for Peabody’s Midwest Division. Mr. Hermann is currently on the board of directors of Deaconess Health Systems and serves as Chairman of the Board. He also previously served as a Director of Fifth Third Bank Southern Indiana. Mr. Hermann holds a Bachelor of Science degree from Indiana State University in Evansville and was a certified public accountant. The experience and qualifications that led to the conclusion that Mr. Hermann should serve as a member of the board of directors of our general partner and as Chairman of the Audit Committee include his extensive knowledge of the coal industry and his financial expertise.

Robert E. Murray is a member of the board of directors of our general partner. He was appointed to the board of directors of our general partner on March 28, 2017. Since February 2015, Mr. Murray has been the Executive Vice President — Marketing and Sales of Murray Energy Corporation. He previously served as Vice President — Marketing, Sales and Transportation of Murray Energy Corporation from 2012 to 2015, and served as Vice President — Business Development and External Affairs of Murray Energy Corporation from 2007 to 2012. Since 2008, Mr. Murray also served as the President of American Mountaineer Energy, Inc., a wholly-owned subsidiary of Murray Energy Corporation. From 1996 to 2007, Mr. Murray held various management positions within Murray Energy Corporation and its affiliated operations, including General Manager and Superintendent of The Ohio Valley Coal Company and Account Executive and Manager of Transportation and Quality Control for The American Coal Sales Company. Mr. Murray has extensive experience in marketing and sales, quality control, and transportation. Mr. Murray received his Bachelor of Science in Mining Engineering from West Virginia University and an M.B.A. from The Ohio State University

Lesslie H. Ray is a member of the board of directors of our general partner. She was appointed to the board of directors of our general partner on March 25, 2019. Ms. Ray has served as the Chief Executive Officer for Greenway Wealth Management LLC since April of 2017.  From April 2013 to April 2017, Ms. Ray worked on the Foresight Management LLC business development team, spending the majority of her time with various Foresight Energy related commercial and financial transactions. Prior to this, Ms. Ray worked in banking for JPMorgan Chase & Company and Bank of America Securities in capital markets focused on real estate.  Ms. Ray earned her Bachelor of Business Administration from the University of Georgia as well as her Masters of Business Administration from University of North Carolina - Chapel Hill.

Brian D. Sullivan is an independent member of the board of directors of our general partner. He was appointed to the board of directors of our general partner on August 10, 2016. Mr. Sullivan is currently the CEO of Conuma Coal Resources Ltd, a producer of metallurgical coal in Western Canada that exports to Asian steel producers. He has held this position since September 2016. Prior to his current position with Conuma, Mr. Sullivan worked in various roles with Alpha Natural Resources, Inc. (“Alpha”), serving as Chief Commercial Officer, and spent two years working for Alpha in Australia. Mr. Sullivan was also Senior Vice President and General Counsel to The United Company (“United”), a private holding company headquartered in Bristol, Virginia, as well as to United’s subsidiaries in the coal, and oil and gas businesses. Mr. Sullivan was litigation counsel with Paul, Hastings, Janofsky & Walker LLP, and with Arent Fox LLP. before his career in the energy sector. Mr. Sullivan is a graduate of Duke University and The State University of New York at Buffalo School of Law. Mr. Sullivan has served on the boards of the Virginia Center for Coal and Energy Research, the Virginia Coal Association, the National Mining Association, Pfeiffer University in Charlotte, Barter Theater (the State Theater of Virginia) and Crossroads Medical Mission. The experience and qualifications that led to the conclusion that Mr. Sullivan should serve as a member of the board of directors of our general partner include his legal background, extensive knowledge of the energy industry and his financial expertise.

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

Director Independence

Our board has determined that Messrs. Casey, Hermann and Sullivan are independent under Rule 10A-3 promulgated under the Exchange Act.

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

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the Exchange Act. Messrs. Casey, Hermann and Sullivan currently serve on our audit committee. The board of directors of our general partner has determined that Mr. Hermann qualifies as an “audit committee financial expert,” as such term is defined under SEC rules.

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

Conflicts Committee

The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Murray Energy and Foresight Reserves, and must meet the independence standards established by the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. The independent members of the board of directors of our general partner serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is adverse to the interest of the partnership. Any matters approved by the conflicts committee are conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

We seek to ensure that the total compensation paid to our executive officers is fair, reasonable, and competitive. This compensation discussion and analysis (“CD&A”) provides information about our compensation objectives and policies for 2019 for our principal executive officer, our principal financial officer, and any other of our most highly compensated executive officers and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This CD&A provides a general description of our compensation programs and specific information about its various components.

Throughout this discussion, the following individuals are referred to collectively as the “Named Executive Officers” and are included in the Summary Compensation Table:

•	Robert D. Moore, President – President and Chief Executive Officer;
•	Jeremy J. Harrison – Chief Accounting Officer;

Compensation Philosophy and Objectives

We believe our success depends on the continued contributions of our Named Executive Officers. While we do not maintain a formal compensation philosophy, our executive compensation programs are designed for the purpose of motivating and retaining experienced and qualified executive officers with compensation that recognizes individual merit and overall business results. Our compensation programs are also intended to support the attainment of our strategic objectives by tying the interests of our Named Executive Officers to those of our unitholders through operational and financial performance goals. The principal elements of our executive compensation programs for 2019 was base salary.

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

Role of Named Executive Officers in Compensation Decisions in 2019

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

Role of Compensation Consultant

During 2019, we did not retain the services of a compensation consultant or conduct benchmarking or specific market review of our compensation levels or practices. Instead, our compensation levels and practices are established as noted above.

Components of the Compensation Program

For the year ended December 31, 2019, the principal component of compensation for the Named Executive Officers was base salary.

Base Salary

Our Board did not make base salary decisions for Mr. Moore and Mr. Harrison in 2019, as their compensation is generally not paid directly by us. Although Mr. Moore and Mr. Harrison provide employment services to both Murray Energy Corporation and to us, they also have many overlapping roles and duties due to the close relationship that we maintain with Murray Energy Corporation following their investment in us. We pay a predetermined annual fee to Murray Energy Corporation for Mr. Moore’s and Mr. Harrison’s services. While there is not a specific allocation to us with respect to Mr. Moore’s and Mr. Harrison’s services, we have determined that it would be appropriate to allocate a portion of the total compensation that each receives from Murray Energy Corporation to us within the Summary Compensation Table below. The allocated amounts were determined by looking at the time that Mr. Moore and Mr. Harrison spend at each of the respective companies as well as the time spend in their duties that may overlap and benefit both companies. It was determined that allocating $250,000 of Mr. Moore’s compensation to us was a reasonable estimate of the portion of the payment that we make to Murray Energy Corporation for Mr. Moore’s services. It was determined that allocating $150,000 of Mr. Harrison’s compensation to us was a reasonable estimate of the portion of the payment that we make to Murray Energy Corporation for Mr. Harrison’s services.

Annual Cash Incentives

We historically provided our Named Executive Officers with an opportunity to earn an annual cash incentive, with the Board making decisions regarding Mr. Moore’s annual incentive awards. The amount of a Named Executive Officer’s annual cash incentive for any given year is based upon subjective determination of such individual’s respective individual contributions to the Partnership in the area for which they are responsible, to successful mining operations, and to our overall performance during the year. Such annual cash incentives to our Named Executive Officers are discretionary and therefore not formally based upon any pre-established performance metrics or targeted to any specific level of compensation, although the Partnership’s operational and strategic goals are also taken into consideration as appropriate. The Board determined that our Named Executive Officers would not receive an annual incentive bonus in 2019.

Equity Compensation Awards

In connection with our initial public offering, we established a long-term incentive plan which permits the Board to grant a variety of different types of equity compensation awards. On December 10, 2019, the Board of Directors terminated the LTIP and individuals holding unvested awards under the LTIP were cancelled without payment. There were no equity compensation awards granted to Named Executive Officers during 2019.

Retirement and Other Benefits

Our Named Executive Officers are generally entitled to participate in group health, term life, and similar benefit plans available to all of our employees on the same terms as such employees. However, as Mr. Moore and Mr. Harrison are not employed directly by and we instead pay a predetermined annual fee to Murray Energy Corporation for Mr. Moore’s and Mr. Harrison’s services, no such benefits were provided during the 2019 year.

Perquisites

The Partnership may provide a limited amount of perquisites and personal benefits to the current Named Executive Officers, although no such benefits were provided during the 2019 year. On a going-forward basis we do not intend to provide the Named Executive Officers with benefits that are materially different than those provided to our employees generally.

Employment Agreements and Severance Benefits

We did not maintain any other employment agreements or severance plans which covered our Named Executive Officers during the 2019 year.

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

Accounting for Equity-Based Compensation

We granted equity compensation awards in in previous years. For our unit-based compensation arrangements, we recorded compensation expense over the vesting period of the awards, as discussed further in Part II. “Item 8, Financial Statements and Supplementary Data, Note 19 - Equity-Based Compensation” in this Annual Report on Form 10-K.

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

•	Robert D. Moore
•	G. Nicholas Casey
•	Daniel S. Hermann
•	Robert E. Murray
•	Lesslie H. Ray
•	Brian Sullivan

Executive Compensation

The following table summarizes the compensation we paid during the years ended December 31, 2019, 2018 and 2017, as applicable, to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Unit Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert D. Moore, President & Chief Executive Officer(1)	2019	$250,000	$-	$-	$-	$-	$-	$250,000
	2018	$250,000	$375,000	$1,125,000	$-	$-	$-	$1,750,000
	2017	$250,000	$500,000	$1,000,000	$-	$-	$-	$1,750,000

Jeremy J. Harrison, Chief Accounting Officer(1)	2019	$150,000	$-	$-	$-	$-	$-	$150,000
	2018	$150,000	$-	$-	$-	$-	$-	$150,000
	2017	$150,000	$-	$-	$-	$-	$-	$150,000

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
(3)

Unit award amounts reflected the aggregate grant date fair value of unit and phantom unit awards granted during the periods presented calculated in accordance with Accounting Standards Codification (“ASC”) 718. On December 10, 2019, the Board of Directors terminated the LTIP and individuals holding unvested awards under the LTIP were cancelled without payment. There were no equity compensation awards granted to Named Executive Officers during 2019.

Grants of Plan-Based Awards

On December 10, 2019, the Board of Directors terminated the LTIP and individuals holding unvested awards under the LTIP were cancelled without payment. There were no equity compensation awards granted to Named Executive Officers during 2019.

Outstanding Equity Awards at Fiscal Year-End

On December 10, 2019, the Board of Directors terminated the LTIP and individuals holding unvested awards under the LTIP were cancelled without payment.

Option Exercises and Units Vested

Mr. Moore had 84,815 units vest during 2019, which resulted in value realized upon vesting of $289,876 based upon the closing price of our common units on the vesting date. No Named Executive Officer held option awards during 2019.

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

Director Compensation

The compensation of the directors of our general partner is set by the Board. Mr. Moore, Mr. Murray, and Ms. Ray received no director compensation. The directors who are eligible to receive compensation for their services to our Board will receive $125,000 in cash as an annual retainer fee, as well as a $15,000 retainer for services to our audit committee. Previously, the eligible directors would also receive an annual phantom unit award in the amount of $75,000 which was be designed to vest pro-rata over a three year period. On December 10, 2019, the Board of Directors terminated the LTIP and individuals holding unvested awards under the LTIP, including any annual phantom unit awards granted to eligible directors in 2019, were cancelled without payment.

Name	Fees Earned or Paid in cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation	Total ($)
G. Nicholas Casey	$140,000	$-	$-	$-	$-	$-	$140,000
Daniel S. Hermann	$140,000	$-	$-	$-	$-	$-	$140,000
Brian Sullivan	$140,000	$-	$-	$-	$-	$-	$140,000

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

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2017

Median annual total compensation of all employees (other than the CEO)	$88,129	$91,432	$86,304
Annual total compensation of the CEO (as reported in the Summary Compensation Table)	$250,000	$1,750,000	$1,750,000
Ratio of CEO total annual compensation to the median annual total compensation of all employees	3 to 1	19 to 1	20 to 1

To identify the median of the annual total compensation of all our employees, we determined that our employee population consisted of approximately 1,030, 982 and 1,020 individuals for the years ended December 31, 2019, 2018, and 2017, respectively.  These individuals were all located in the United States and consisted of all of our full-time, part-time, and temporary employees and includes individuals employed at any time during the year.  We used a consistently applied compensation measure to identify our median employee, in which we compared the amount of salary or wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2.  After identifying our median employee, we combined all of the elements of such employee’s compensation, which comprised such employee’s Form W-2 compensation and contributions made by the Partnership on the employee’s behalf to our 401(k) plan.  As all of our employees, including the CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of March 20, 2020 regarding the beneficial ownership of common and subordinated units held by (a) each director of our managing general partner, (b) each executive officer of our managing general partner, (c) all such directors and executive officers as a group, and (d) each person known by our managing general partner to be the beneficial owner of 5% or more of our common units. Our managing general partner is owned by 80% by Murray Energy Corporation and 20% by Foresight Reserves. The address of Murray Energy Corporation is 46226 National Road, St. Clairsville, OH, 43950. The address of Foresight Energy GP LLC and each of the directors and officers reflected in the table below is 211 North Broadway, Suite 2600, Saint Louis, MO, 63102. The address of each of the Estate of Christopher Cline and the Cline Trust Company is 3825 PGA Blvd., Suite 1101, Palm Beach Gardens, Florida 33410. The percentage of units beneficially owned is based on 80,996,773 common units and 64,954,691 subordinated units outstanding.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
5% Unitholders:
Murray Energy Corporation (1)	9,809,018	12.1%	64,954,691	100.0%	51.2%
Estate of Christopher Cline (2)	20,514,016	25.3%	—	*	14.1%
Cline Trust Company (3)	20,554,927	25.4%	—	*	14.1%
Executive Officers and Directors:
Robert D. Moore	130,414	*	—	*	*
G. Nicholas Casey	46,281	*	—	*	*
Daniel S. Hermann	61,343	*	—	*	*
Robert E. Murray (1)	—	*	—	*	*
Lesslie H. Ray (2)(3)	9,435	*	—	*	*
Brian D. Sullivan	43,419	*	—	*	*
Jeremy J. Harrison	—	*	—	*	*
Aggregate - executive officers and directors	290,892	*	—	*	*
*    Less than one percent.

(1)

Murray Energy Corporation and its subsidiaries owns an 80% voting interest in our general partner. Robert Eugene Murray, Chairman of Murray Energy Corporation, and Robert D. Moore, President and Chief Executive Officer of Murray Energy Corporation, may be deemed to have voting and investment power over the common units.  Robert Eugene Murray is the father of Robert E. Murray, a member of the board of directors of our general partner.

(2)

Timothy G. Elliot and Lesslie H. Ray, the personal representatives of the Estate of Christopher Cline, may be deemed to have voting and investment power over the common units held of record by the Estate of Christopher Cline.

(3)

Timothy G. Elliott, Cindy Bower and Lesslie H. Ray, the managers of Cline Trust Company, LLC, may be deemed to have voting and investment power over the common units held of record by Cline Trust Company. The members of Cline Trust Company are four trusts of which Greenway Wealth Management LLC, a Florida family trust company, is Trustee. The managers of Greenway Wealth Management LLC are Timothy G. Elliott, Cindy Bower and Lesslie H. Ray.  Each trust owns an approximately equal interest in Cline Trust Company: (i) The Alex T. Cline 2017 Irrevocable Trust, the beneficiary of which is Alex T. Cline, a child of Mr. Cline, (ii) The Candice Cline Kenan 2017 Irrevocable Trust, the beneficiary of which is Candice Cline Kenan, a child of Mr. Cline, (iii) The Christopher L. Cline 2017 Irrevocable Trust, the beneficiary of which is Christopher L. Cline, a child of Mr. Cline, and (iv) The Kameron N. Cline 2017 Irrevocable Trust, the beneficiaries of which are the trusts identified in (i) through (iii) above.  Mr. Elliott was formerly the CFO of CRDC and Ms. Ray was formerly VP of Business Development of The Cline Group, each of which is controlled by the Estate of Christopher Cline.

Equity Compensation Plan Information

On December 10, 2019, the Board of Directors terminated the LTIP and individuals holding unvested awards under the LTIP were cancelled without payment.

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

Affiliated entities principally include: (a) Entities owned and controlled by Chris Cline, owner of a 20% interest in our general partner and (b) Murray Energy Corporation and its affiliates, the 80% owner of our general partner, owner of approximately 12% of the outstanding common units and owner of all of the outstanding subordinated units as of March 20, 2020.

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 16—Related-Party Transactions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain relationships and related transactions, which are incorporated herein by reference.

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

Transactions with The Cline Group and its Affiliates

Coal Leases and Development Agreements

Williamson leases coal reserves from Colt, LLC (“Colt”). The term of this lease is for ten years with six renewal periods of five years each. Williamson is required to pay the greater of a per ton amount or a percentage of the gross sales price of such coal. The minimum royalty for the current term of this lease, which is recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid, is $2.0 million per year. During the years ended December 31, 2019, 2018 and 2017, Williamson paid $16.5 million, $21.0 million, and $10.0 million, respectively, in royalties to Colt under this coal lease.

Hillsboro leases coal reserves from Colt, the terms of which are identical but that each covers different reserves. The term of each of these leases is for five years with seven renewal periods of five years each. Hillsboro is required to pay the greater of a per ton amount or a percentage of the gross sales price of such coal. The minimum royalty for the current term for each of these leases, which is recoupable only against actual production royalty from future tons during the period of 10 years following the date on which any such minimum royalty is paid, is $4.0 million. Hillsboro paid $8.0 million in each of the years ended December 31, 2019 and 2017 in royalties to Colt under this coal lease. While the advance minimum payments under this agreement remain eligible for recoupment, all amounts have been adjusted to a fair value of zero in the application of pushdown accounting as we do not expect to recoup this balance based on the remaining recoupment period.

Sugar Camp leases coal reserves from Ruger, LLC (“Ruger”). The term of this lease is for ten years with six renewal periods of five years each. Sugar Camp is required to pay the greater of a per ton amount or a percentage of the gross sales price of such coal. There is no minimum royalty associated with this lease. Sugar Camp has two overriding royalty agreements with Ruger pursuant to which Sugar Camp is given the right to mine certain reserves controlled by Ruger as lessee. Pursuant to these overriding royalty agreements, the total royalty that Sugar Camp will be required to pay for each ton of coal mined is equal to the difference between (i) the actual production royalty paid by Sugar Camp to the lessor of the reserves under the leases assumed by Sugar Camp from Ruger and (ii) the amount which is equal to 8% of the gross selling price of the coal mined under the leases. In addition to the overriding royalty, the remaining future minimum royalty for each of these agreements, which is recoupable only against actual overriding royalty during the period of ten years following the date on which such overriding royalty was paid, is $1.0 million. During the years ended December 31, 2019, 2018 and 2017, Sugar Camp paid $13.9 million, $9.8 million and $10.5 million, respectively, in royalties to Ruger under these coal lease and overriding royalty agreements described above.

Macoupin leases coal reserves from Colt under two leases, the terms of which are identical but that cover different reserves. The term of these leases is for ten years with six renewal periods of five years each. Macoupin is required to pay the greater of a per ton amount or a percentage of the gross sales price of such coal. The minimum royalties for the current term for each of these leases, which is recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid, is $2.0 million.

In June 2012, Macoupin leased additional coal reserves from Colt under another lease. The term of this lease is ten years with six renewal periods of five years each. Macoupin is required to pay the greater of a per ton amount or a percentage of the gross sales price of such coal. The minimum royalty for the current term of this lease, which is recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid, is $2.0 million per year. Minimum annual payments are recoupable only against actual production royalty from future tons mined during the period of 10 years following the date on which any such minimum royalty is paid.

During each of the years ended December 31, 2018 and 2017, Macoupin paid $2.0 million in royalties to Colt under each of these coal leases.  While the advance minimum payments under this agreement remain eligible for recoupment, all amounts have been adjusted to a fair value of zero in the application of pushdown accounting as we do not expect to recoup this balance based on the remaining recoupment period.

As of December 31, 2019 and 2018, the mines had $3.0 million and $1.8 million, respectively, in aggregate outstanding payables to Colt and Ruger under all of the leases above. In addition, 2019 minimum annual payments to Colt and Ruger totaling $13.0 million were outstanding at December 31, 2019.  During the years ended December 31, 2019, 2018 and 2017, we paid Colt and Ruger $38.4 million, $36.8 million and $34.6 million, respectively, in aggregate royalty payments under the agreements described herein.

The following presents future minimum royalties, by year, required under noncancelable royalty agreements with Foresight Reserves and its affiliates as of December 31, 2019. The table includes the effects of the restructuring support agreement and of the support agreements with certain of our principal commercial counterparties as more fully described in Part II. “Item 8. Financial Statements and Supplementary Data, Note 1—Organization, Nature of Business and Basis of Presentation” in the notes to our consolidated financial statements in this Annual Report on Form 10-K (in millions).

2020	$18.7
2021	5.7
2022	5.0
2023	5.0
2024	5.0
Thereafter	14.8
Total minimum royalty payments	$54.2

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

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 16—Related-Party Transactions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of additional transactions with The Cline Group and its affiliates, which is incorporated herein by reference.

Transactions with Murray Energy Corporation and its Affiliates

On April 16, 2015, Foresight Reserves and Murray Energy executed a purchase and sale agreement whereby Murray Energy paid Foresight Reserves $1.37 billion to acquire a 34% voting interest in FEGP, 77.5% of FELP’s incentive distribution rights (“IDR”) and 100% of the outstanding subordinated units in FELP. FEGP has continued to govern the Partnership subsequent to this transaction. Murray Energy also had an option (the “GP Option”), to purchase an additional 46% of the voting interests in FEGP for $15 million.

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

Following the exercise of the FEGP Option, certain changes to the operating agreement of FEGP went into effect, pursuant to which Murray Energy is entitled to appoint a majority of the board of directors of FEGP (the “Board”). All members of the Board, aside from one who is appointed by Foresight Reserves, are deemed appointed by Murray Energy and can be removed and replaced by Murray Energy at its sole discretion.

See Part II. “Item 8. Financial Statements and Supplementary Data, Note 16—Related-Party Transactions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of transactions with Murray Energy Corporation and its affiliates, which is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, Ernst and Young LLP, during the years ended December 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In Thousands)
Audit fees (1)	$775	$1,130
Audit-related fees (2)	—	—
Tax (3)	—	—
All other fees (4)	—	—
Total	$775	$1,130

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

4.7

First Supplemental Indenture, dated as of October 30, 2019 (to the Indenture dated as of March 28, 2017), by and among Foresight Energy LLC, Foresight Energy Finance Corporation, the guarantors party thereto and Wilmington Trust, National Asscociation, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019 (SEC File No. 001-36503)).

4.8

Second Supplemental Indenture, dated as of December 19, 2019 (to the Indenture dated as of March 28, 2017), by and among Foresight Energy LLC, Foresight Energy Finance Corporation, the guarantors party thereto and Wilmington Trust, National Asscociation, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019 (SEC File No. 001-36503)).

4.9*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Documents
4.10

Third Supplemental Indenture, dated as of February 26, 2020 (to the Indenture dated as of March 28, 2017), by and among Foresight Energy LLC, Foresight Energy Finance Corporation, the guarantors party thereto and Wilmington Trust, National Asscociation, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current

Report on Form 8-K filed on February 26, 2020 (SEC File No. 001-36503)).

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

10.5

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

10.7

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
10.10

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

10.12

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
10.25

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

10.28

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

10.32

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

10.36

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

10.39

Third Amendment to Coal Mining Lease and Sublease Agreement between Colt, LLC and Williamson Energy, LLC dated March 20, 2013 but effective March 1, 2013(incorporated herein by reference to Amendment No. 10 to Exhibit 10.57 on the Registrant’s Registration Statement on Form S-1 filed on May 22, 2014 (SEC File No. 333-179304)).

Exhibit Number	Description of Documents

10.40

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

10.42

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

10.44

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

10.46

Second Amendment to Coal Mining Lease (For “Reserve 2”) dated February 13, 2013 between Colt LLC and Hillsboro Energy LLC (incorporated herein by reference to Amendment No. 6 to Exhibit 10.65 on the Registrant’s Registration Statement on Form S-1 filed on April 24, 2014 (SEC Report No. 333-179304)).

10.47

Amendment and Restatement of the Short Phantom Equity Agreement dated December 21, 2012 among Foresight Energy Services LLC, Drexel Short, Foresight Management, LLC and Foresight Reserves, L.P. (incorporated herein by reference to Exhibit 10.69 on the Registrant’s Registration Statement on Form S-1 filed on April 24, 2014 (SEC File No. 333-179304)).

10.48

Form of Unit Agreement (with Transfer Restrictions) (incorporated herein by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on February 10, 2015 (SEC File No. 001-36503)).

10.49

Form of Subordinated Unit Agreement (with Transfer Restrictions) (incorporated by herein reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on February 10, 2015 (SEC File No. 001-36503)).

10.50

Receivables Financing Agreement dated January 13, 2015 between Foresight Receivables LLC, as Borrower, PNC Bank, National Association, as LC Bank and Administrative Agent, and Foresight Energy LLC, as initial Servicer (incorporated by herein reference to Exhibit 10.78 on the Registrant’s Annual Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.51

Purchase and Sale Agreement dated as of January 13, 2015 between various entities listed on schedule I hereto, as Originators, Foresight Energy LLC, as Servicer, and Foresight Receivables LLC, as Buyer (incorporated by herein reference to Exhibit 10.79 on the Registrant’s Annual Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.52

Foresight Energy LP Long-term Incentive Plan – Form of Unit Award Agreement (with Transfer Restrictions) (incorporated by herein reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on February 10, 2015 (SEC File No. 001-36503)).

10.53

Foresight Energy LP Long-term Incentive Plan – Form of Subordinated Unit Award Agreement (with Transfer Restrictions) (incorporated by herein reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on February 10, 2015 (SEC File No. 001-36503)).

10.54

Performance Guaranty between Foresight Energy LP and PNC Bank, National Association dated January 13, 2015 (incorporated by herein reference to Exhibit 10.80 on the Registrant’s Annual Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

Exhibit Number	Description of Documents
10.55

First Amendment to Foresight Energy LP Long-Term Incentive Plan dated February 6, 2015 (incorporated by herein reference to Exhibit 10.81 on the Registrant’s Annual Report on Form 10-K filed on March 10, 2015 (SEC File No. 001-36503)).

10.56

Forbearance Agreement between Foresight Receivables, Foresight Energy LLC, certain subsidiaries of Foresight Energy LLC and PNC Bank, National Association, and certain other committed lenders dated January 27, 2016 (incorporated herein by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2016 (SEC File No. 001-36503)).

10.57

Transaction Support Agreement dated as of April 18, 2016 between Foresight Energy LLC, Foresight Energy LP and certain Consenting Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2016 (SEC File No. 001-36503)).

10.58

Transaction Support Agreement dated as of May 17, 2016 between Foresight Energy LLC, Foresight Energy LP and certain of its subsidiaries and certain Consenting Noteholders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2016 (SEC File No. 001-36503)).

10.59

Registration Rights Agreement, dated as of August 30, 2016, by and between Foresight Energy LP and Murray Energy Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.60

Registration Rights Agreement by and among Foresight Energy LP, Foresight Reserves, LP, Michael J. Beyer and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.61

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

10.62

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

10.63

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

10.64

Financing Side Letter, dated August 30, 2016, by and among Foresight Reserves, LP, and the other investors listed on Schedule A thereto, from time to time, Murray Energy Corporation and Foresight Energy LP (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.65

Indefeasible Assignment of Minimum Royalties under Coal Leases (Colt Assignment), dated as of August 30, 2016, by and between Colt LLC and Murray American Coal, Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.66

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
10.67

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

10.68

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

10.69

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

10.70

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

10.71

Parent Guaranty, dated as of August 30, 2016, made by Foresight Energy LP in favor of the Secured Parties referred to in the Credit Agreement referred to therein (incorporated herein by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on September 6, 2016 (SEC File No.001-36503)).

10.72

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

10.73

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

10.74

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

10.75

Joinder to Transaction Support Agreement, dated as of July 17, 2016, by and among the Issuers, certain subsidiaries of the Issuers, and Foresight Energy LP and the Consenting Noteholders party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 18, 2016 (SEC File No.001-36503)).

10.76

Second Amendment to Transaction Support Agreement, dated as of July 15, 2016, by and among Foresight Energy LLC, certain subsidiaries thereof, and Foresight Energy LP and the Consenting Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 18, 2016 (SEC File No.001-36503)).

Exhibit Number	Description of Documents
10.77

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

10.78

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

10.79

Supplemental Indenture, dated as of August 24, 2016, by and among Foresight Energy LLC, Foresight Energy Finance Corporation and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 25, 2016 (SEC File No.001-36503)).

10.80

Amendment to Letter Agreement, dated as of March 13, 2017 by and among Foresight Reserves, LP, for itself and as attorney in fact for the Other Investors, Murray Energy Corporation and Foresight Energy LP (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017 (SEC File No. 001-36503)).

10.81

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

10.82

Priority Lien Debt Pledge and Security Agreement, dated as of March 28, 2017, between each of the Grantors party thereto and Lord Securities Corporation, as Priority Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.83

Priority Lien Debt Pledge Agreement, dated as of March 28, 2017, between Foresight Energy LP and Lord Securities Corporation, as Priority Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.84

Parity Lien Debt Pledge and Security Agreement, dated as of March 28, 2017, between each of the Grantors party thereto and Lord Securities Corporation, as Parity Lien Collateral Trustee (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 3, 2017 (SEC File No. 001-36503)).

10.85

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

10.86

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

10.87

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

10.88

Settlement Agreement between WPP LLC and its related entities and Foresight Energy LP and its related entities (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018 (SEC File No. 001-36503)).

Exhibit Number	Description of Documents
10.89

Mutual Release of All Claims dated October 19, 2018 by WPP LLC and Hillsboro Energy LLC; Foresight Energy GP LLC; Foresight Energy LP; Foresight Energy LLC; Foresight Energy Services LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018 (SEC File No. 001-36503)).

10.90

Limited Commercial Guaranty dated October 19, 2018 by Foresight Energy LP and WPP LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018 (SEC File No. 001-36503)).

10.91

Restructuring Support Agreement, dated as of March 10, 2020, by and among the FELP RSA Parties and the Consenting Creditors (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 of the Registrant’s Current Report on Form 8-K filed on March 10, 2020 (SEC File No. 001-36503)).

10.92

Senior Secured Superpriority Debtor-in-Possession Credit and Guaranty Agreement, dated as of March 11, 2020, by and among Holdings, the Borrower, the General Partner, the Guarantors, the Lenders and the Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2020 (SEC File No. 001-36503)).

21.1*	List of Subsidiaries of Foresight Energy LP

24.1*	Powers of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

101*	Interactive Data File (Form 10-K for the year ended December 31, 2019 filed in XBRL)

*	Filed herewith

**	Furnished

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 6, 2020.

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

Signature	Title	Date

/s/ Robert D. Moore	Chairman of the Board, President and Chief Executive Officer	April 6, 2020
Robert D. Moore

/s/ Jeremy J. Harrison	Principal Financial Officer and Chief Accounting Officer	April 6, 2020
Jeremy J. Harrison

/s/ G. Nicholas Casey*	Director	April 6, 2020
G. Nicholas Casey

/s/ Daniel S. Hermann*	Director	April 6, 2020
Daniel S. Hermann

/s/ Robert E. Murray*	Director	April 6, 2020
Robert E. Murray

/s/ Lesslie H. Ray*	Director	April 6, 2020
Lesslie H. Ray

/s/ Brian D. Sullivan*	Director	April 6, 2020
Brian D. Sullivan

*By:	/s/ Robert D. Moore
Robert D. Moore, Attorney-in-fact