Form 10-Q
period 2020-03-31
Foresight Energy LP
filed 2020-05-15
CIK 1540729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 80,996,773 common units and 64,954,691 subordinated units outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements.

Foresight Energy LP

(Debtor-In-Possession)

Unaudited Condensed Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$61,300	$33,905
Accounts receivable	13,289	19,241
Due from affiliates, net of reserve	16,962	23,131
Financing receivables - affiliate	—	297
Inventories, net	70,506	58,784
Deferred longwall costs	17,232	20,641
Other prepaid expenses and current assets	17,210	13,402
Contract-based intangibles	516	726
Total current assets	197,015	170,127
Property, plant, equipment and development, net	1,891,564	1,923,625
Financing receivables - affiliate, net of reserve	—	—
Prepaid royalties, net	11,382	11,382
Other assets	20,106	13,985
Total assets	$2,120,067	$2,119,119
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt	$53,586	$1,317,302
Current portion of sale-leaseback financing arrangements	2,500	12,190
Accrued interest	390	45,885
Accounts payable	11,395	109,909
Accrued expenses and other current liabilities	47,834	58,123
Asset retirement obligations	3,313	3,313
Due to affiliates	2,325	15,836
Contract-based intangibles	5,918	6,268
Total current liabilities	127,261	1,568,826
Long-term debt	—	—
Sale-leaseback financing arrangements	56,608	147,915
Asset retirement obligations	53,372	55,643
Other long-term liabilities	6,853	14,480
Contract-based intangibles	59,307	60,624
Total liabilities not subject to compromise	303,401	1,847,488
Liabilities subject to compromise	1,509,337	—
Total liabilities	1,812,738	1,847,488
Limited partners' capital:
Common unitholders (80,997 units outstanding as of March 31, 2020 and December 31, 2019)	217,397	197,586
Subordinated unitholder (64,955 units outstanding as of March 31, 2020 and December 31, 2019)	89,932	74,045
Total partners' capital	307,329	271,631
Total liabilities and partners' capital	$2,120,067	$2,119,119

See accompanying notes.

Foresight Energy LP

(Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except per Unit Data)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues:
Coal sales	$99,142	$267,337
Other revenues	547	1,735
Total revenues	99,689	269,072

Costs and expenses:
Cost of coal produced (excluding depreciation, depletion and amortization)	79,985	133,981
Cost of coal purchased	—	2,375
Transportation	1,103	58,834
Depreciation, depletion and amortization	36,511	46,548
Contract amortization	(1,456)	(1,686)
Accretion on asset retirement obligations	684	551
Selling, general and administrative	6,582	8,647
Other operating (income) expense, net	(33)	(67)
Operating (loss) income	(23,687)	19,889
Other expenses
Interest expense, net	25,204	30,817
Interest expense, net - sale-leaseback financing arrangements	539	5,893
Reorganization items, net	(85,128)	—
Net income (loss)	$35,698	$(16,821)

Net income (loss) available to limited partner units - basic and diluted:
Common unitholders	$19,811	$(7,168)
Subordinated unitholder	$15,887	$(9,653)

Net income (loss) per limited partner unit - basic and diluted:
Common unitholders	$0.24	$(0.09)
Subordinated unitholder	$0.24	$(0.15)

Weighted average limited partner units outstanding - basic and diluted:
Common units	80,997	80,915
Subordinated units	64,955	64,955

Distributions declared per limited partner unit	$—	$0.06

See accompanying notes.

Foresight Energy LP

(Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Partners’ Capital

(In Thousands, Except Unit Data)

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Balance at January 1, 2020	$197,586	80,996,773	$74,045	64,954,691	$271,631
Net income	19,811	—	15,887	—	35,698
Balance at March 31, 2020	$217,397	80,996,773	$89,932	64,954,691	$307,329

	Limited Partners
	Common	Number of	Subordinated	Number of	Total Partners'
	Unitholders	Common Units	Unitholder	Subordinated Units	Capital
Balance at January 1, 2019	$377,880	80,844,319	$218,835	64,954,691	$596,715
Net loss	(7,168)	—	(9,653)	—	(16,821)
Cash distributions	(4,856)	—	—	—	(4,856)
Conversion of warrants, net	—	10,087	—	—	—
Equity-based compensation	233	—	—	—	233
Issuance of equity-based awards	—	84,815	—	—	—
Distribution equivalent rights on LTIP awards	(25)	—	—	—	(25)
Balance at March 31, 2019	$366,064	80,939,221	$209,182	64,954,691	$575,246

See accompanying notes.

Foresight Energy LP

(Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities
Net income (loss)	$35,698	$(16,821)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	36,511	46,548
Amortization of debt discount	1,025	700
Contract amortization	(1,456)	(1,686)
Accretion on asset retirement obligations	684	551
Equity-based compensation	—	233
Non-cash reorganization items, net	(97,878)	—
Changes in operating assets and liabilities:
Accounts receivable	5,952	4,974
Due from/to affiliates, net	4,952	9,519
Inventories	(6,248)	(4,228)
Prepaid expenses and other assets	(6,520)	(9,235)
Prepaid royalties	—	5
Accounts payable	(5,395)	17,062
Accrued interest	20,945	7,380
Accrued expenses and other current and long-term liabilities	(536)	(6,157)
Other	74	322
Net cash (used in) provided by operating activities	(12,192)	49,167
Cash flows from investing activities
Investment in property, plant, equipment and development	(9,924)	(35,096)
Return of investment on financing arrangements with Murray Energy (affiliate)	297	823
Net cash used in investing activities	(9,627)	(34,273)
Cash flows from financing activities
Borrowings under DIP facility	55,000	—
Borrowings under revolving credit facility	—	21,000
Payments on revolving credit facility	—	(13,000)
Payments on long-term debt and finance lease obligations	—	(10,709)
Distributions paid	—	(4,856)
Payment of debt issuance costs	(1,682)	—
Payments on sale-leaseback and short-term financing arrangements	(4,104)	(4,112)
Net cash provided by (used in) financing activities	49,214	(11,677)
Net increase in cash and cash equivalents	27,395	3,217
Cash and cash equivalents, beginning of period	33,905	269
Cash and cash equivalents, end of period	$61,300	$3,486

See accompanying notes.

Foresight Energy LP

(Debtor-In-Possession)

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

The Partnership operates in a single reportable segment and currently has four underground mining complexes in the Illinois Basin: Williamson Energy, LLC (“Williamson”); Sugar Camp Energy, LLC (“Sugar Camp”); Hillsboro Energy, LLC (“Hillsboro”); and Macoupin Energy, LLC (“Macoupin”). Mining operations at our Hillsboro complex had been idled since March 2015 due to a combustion event (the “Hillsboro Combustion Event”). In January 2019, we resumed continuous miner production and development activities at our Hillsboro complex and in March 2020, longwall production at our Hillsboro complex resumed.  In March 2020, mining operations at our Macoupin complex were idled.  Our mined coal is sold to a diverse customer base, including electric utility and industrial companies primarily in the eastern half of the United States, as well as overseas markets.

The accompanying condensed consolidated financial statements contain all significant adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary to present fairly, the Partnership’s condensed consolidated financial position, results of operations and cash flows for all periods presented. In preparing the condensed consolidated financial statements, management used estimates and assumptions that may affect reported amounts and disclosures. To the extent there are material differences between the estimates and actual results, the impact to the Partnership’s financial condition or results of operations could be material. The unaudited condensed consolidated financial statements do not include footnotes and certain financial information as required annually under U.S. generally accepted accounting principles (“U.S. GAAP”) and, therefore, should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on April 6, 2020. The results of operations for interim periods are not necessarily indicative of results that can be expected for any future period, including the year ending December 31, 2020. Intercompany transactions are eliminated in consolidation.

Filing Under Chapter 11 of the Bankruptcy Code, Liquidity, Capital Resources, Debt Obligations, and Going Concern Considerations

The thermal coal markets that we traditionally serve have been meaningfully challenged over the past three to four years and deteriorated significantly in the last several months. The impact of depressed demand and pricing in both domestic and international markets has impacted us significantly in recent months: customers with pre-existing commitments have refused to accept delivery, and with export markets depressed there is no alternative market to place product. As a result, we have suffered recurring operating losses, have a working capital deficiency, and have not complied with certain covenants on our credit facilities, as discussed further below.  These circumstances have required us to seek protection under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The Partnership’s ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability, its ability to access sufficient liquidity and its ability to successfully implement its overall Chapter 11 strategy and restructuring, as further discussed below.  The condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that may be required if the Partnership were unable to continue as a going concern.

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

Commencement of the Foresight Chapter 11 Cases constituted an event of default under the Partnership’s credit facilities as well as the indentures governing the Partnership’s debt instruments, as further described in Note 8, and all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable.  Any efforts to enforce such payment obligations are automatically stayed as a result of the commencement of the Foresight Chapter 11 Cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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

The Foresight Debtors also entered into support agreements with certain of its principal commercial counterparties, including with Natural Resource Partners LP (“NRP”). The NRP support agreement (the “NRP Restructuring Support Agreement”) calls for, among other things, the suspension of all tonnage royalty payments, override royalty payments, wheelage payments, rail loop and loadout fees, rental fees, minimum deficiency payments, and other related amounts due to NRP and its affiliates or subsidiaries for 2020 and 2021 in exchange for a fixed annual amount paid ratably over the same period.

Specific to the Macoupin complex, the NRP Restructuring Support Agreement requires the payment of an annual idling fee from 2020 through 2023 and for FELP to maintain the mine in a manner that preserves the facilities, infrastructure, and equipment.  However, at any time FELP may recommence production at Macoupin with a new lease to be negotiated between FELP and NRP.  Beginning on January 1, 2024, the NRP Restructuring Support Agreement calls for the following (assuming production has not resumed at Macoupin):

•	NRP has the option to cause FELP to surrender the Macoupin complex, plus all permits and equipment to support mining operations, and assume all liabilities;
•	FELP may offer to sell the Macoupin complex, plus all permits and equipment to support mining operations, in exchange for one dollar plus the assumption of Macoupin reclamation obligations;
•	FELP may continue to idle the mine in exchange for the payment of the annual idling fee; or
•	FELP may permanently seal the mine and commence reclamation activities at the Macoupin complex.

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

The amount committed and made available under the DIP Facility is $175 million, which consists of a $100 million new money multi-draw term loan (with $55 million funded on the DIP Closing Date and $45 million available on a delayed draw basis upon the entry of a final order approving the DIP Facility (the “Final Order”) by the bankruptcy court hearing the Foresight Debtors bankruptcy cases) and, subject to the entry of the Final Order, a $75 million roll-up term loan of the first lien claims of the Consenting Creditors.  The DIP Facility bears interest based on, at the DIP Borrower’s option, an adjusted LIBOR rate plus an applicable margin of 11.00% (subject to a 1.00% floor) or an alternate base rate plus an applicable margin of 10.00% (subject to a 2.00% floor).  In addition to paying interest on outstanding principal under the DIP Facility, the DIP Borrower will be required to pay a commitment fee to the Consenting Creditors in respect of the delayed draw term loan commitment at a rate equal to 1.00% per annum.  The DIP Facility also provides for the payment of cash upfront fees and payment in newly-issued common equity upon consummation of the Foresight Debtors bankruptcy cases of put option premium and exit fees (or, in the event of a termination of the DIP Facility prior thereto, payment of such amounts in cash).  The Final Order was entered on April 9, 2020.

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

During the three months ended March 31, 2020, we incurred legal and financial advisor professional fees of $12.8 million related to the above issues, which have been recorded within reorganization items, net in the condensed consolidated statements of operations.  We expect legal and financial advisor professional fees to continue to be substantial until such time as the above issues are remediated, if at all.

For periods subsequent to the commencement of the Foresight Chapter 11 Cases, the Partnership applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing its condensed consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the Foresight Chapter 11 Cases from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the Foresight Chapter 11 Cases are recorded in a reorganization line item on the condensed consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the Foresight Chapter 11 Cases are classified on the condensed consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts.

2. New Accounting Standards

There are no new accounting standards issued or effective during the current period which are expected to have a material impact on the Partnership’s condensed consolidated financial statements or related disclosures.

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

Disaggregation of Revenue

The following table disaggregates revenue by domestic and international markets:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In Thousands)
Coal sales - Domestic	$81,438	$140,949
Coal sales - International	17,704	126,388
Total coal sales	$99,142	$267,337

Contract Balances

The following table provides information about balances associated with contracts with customers:

	March 31, 2020	December 31, 2019
	(In Thousands)
Receivables - Included in 'Accounts receivable'	$11,249	$16,025
Receivables - Included in 'Due from affiliates'	15,428	21,173
Total contract balances	$26,677	$37,198

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

4. Supplemental Cash Flow Information

The following is supplemental information to the condensed consolidated statement of cash flows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In Thousands)
Supplemental disclosures of non-cash investing activities:
Depreciation, depletion and amortization capitalized into development costs	$1,758	$3,180

5. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
Trade accounts receivable	$11,249	$16,025
Other receivables	2,040	3,216
Total accounts receivable	$13,289	$19,241

6. Inventories, Net

Inventories, net consist of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
Parts and supplies	$14,314	$14,858
Raw coal	2,681	161
Clean coal	53,511	43,765
Total inventories	$70,506	$58,784

7. Property, Plant, Equipment and Development, Net

Property, plant, equipment and development, net consist of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
Land, land rights and mineral rights	$1,652,570	$1,652,570
Machinery and equipment	754,396	753,965
Buildings and structures	229,641	229,641
Development costs	105,150	93,899
Other	3,469	3,469
Property, plant, equipment and development	2,745,226	2,733,544
Less: accumulated depreciation, depletion and amortization	(853,662)	(809,919)
Property, plant, equipment and development, net	$1,891,564	$1,923,625

8. Long-Term Debt Obligations

Long-term debt obligations consist of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
DIP Facility	$55,000	$—
Term Loan due 2022	743,286	743,286
Second Lien Notes due 2023	425,000	425,000
Revolving Credit Facility ($170.0 million capacity)	157,000	157,000
Subtotal - Total long-term debt principal outstanding	1,380,286	1,325,286
Unamortized debt discounts and issuance costs	(8,641)	(7,984)
Total long-term debt	1,371,645	1,317,302
Less: current portion	(53,586)	(1,317,302)
Less: liabilities subject to compromise	(1,318,059)	—
Non-current portion of long-term debt	$—	$—

DIP Facility

The DIP Facility consists of a $100 million new money, multi-draw term loan facility and a $75 million term loan facility which shall roll-up certain first-priority pre-petition claims of the DIP Facility lenders.  The DIP Facility bears interest at LIBOR (subject to a floor of 1.00%) plus 11.00% per annum and is subject to customary fees, covenants, and milestones.  See Note 1 for further details on the terms of the DIP Facility and related borrowings.

Term Loan due 2022

The Term Loan due 2022 bears interest at the borrower’s option of (a) LIBOR (subject to a LIBOR floor of 1.00%) plus 5.75% per annum; or (b) a base rate plus 4.75% per annum. The Term Loan due 2022 required us to prepay outstanding borrowings (the “Excess Cash Flow Provisions”), subject to certain exceptions. The Excess Cash Flow Provisions are calculated annually and are payable 95 days after year-end.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Term Loan due 2022 became immediately due and payable.  As a result, the outstanding principal amounts associated with the Term Loan due 2022 are classified as a liability subject to compromise on the Partnership’s condensed consolidated balance sheet as of March 31, 2020, and as a current liability on the Partnership’s consolidated balance sheet as of December 31, 2019.  However, any efforts to enforce such payment obligations under the Term Loan due 2022 are automatically stayed as a result of the Foresight Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Term Loan due 2022 are subject to the applicable provisions of the Bankruptcy Code.

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

Second Lien Notes due 2023, entered into a third supplemental indenture (the “Third Supplemental Indenture”) providing for the

Third Amendment to the Indenture.

The Third Amendment amends Section 6.01(b) of the Indenture to extend the grace period for payment of interest due on the

Second Lien Notes due 2023 from 150 days to 180 days.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Second Lien Notes due 2023 became immediately due and payable.  As a result, the outstanding principal amounts associated with the Second Lien Notes due 2023 are classified as a liability subject to compromise on the Partnership’s condensed consolidated balance sheet as of March 31, 2020, and as a current liability on the Partnership’s consolidated balance sheet as of December 31, 2019.  However, any efforts to enforce such payment obligations under the Second Lien Notes due 2023 are automatically stayed as a result of the Foresight Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Second Lien Notes due 2023 are subject to the applicable provisions of the Bankruptcy Code.

Revolving Credit Facility

The Revolving Credit Facility has a total borrowing capacity of $170.0 million and bears interest at the borrower’s option of (a) LIBOR (subject to a floor of zero) plus an applicable margin ranging from 5.25% to 5.50% per annum or (b) a base rate plus an applicable margin ranging from 4.25% to 4.50% per annum. We are required to pay a quarterly commitment fee with respect to the unused portions of our Revolving Credit Facility and customary letter of credit fees. The Revolving Credit Facility requires that we comply on a quarterly basis with a maximum net first lien secured leverage ratio, currently 3.50:1.00 and stepping down by 0.25x in the first quarter of 2021. We were not in compliance with the maximum net first lien secured leverage ratio as of March 31, 2020.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Revolving Credit Facility became immediately due and payable.  As a result, the outstanding principal amounts associated with the Revolving Credit Facility are classified as a liability subject to compromise on the Partnership’s condensed consolidated balance sheet as of March 31, 2020, and as a current liability on the Partnership’s consolidated balance sheet as of December 31, 2019.  However, any efforts to enforce such payment obligations under the Revolving Credit Facility are automatically stayed as a result of the Foresight Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code.

Contractual Interest Expense

The Partnership has not recorded interest expense on the Term Loan due 2022, the Second Lien Note due 2023, and the Revolving Credit Facility since the Petition Date.  The Partnership’s contractual interest obligations totaled $33.4 million for the three months ended March 31, 2020.  However, as a result of the Foresight Chapter 11 Cases, $8.2 million of that amount was automatically stayed.

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

Limited Partnership Agreement

FEGP manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. Murray Energy and Foresight Reserves have the right to select the directors of the general partner. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to reelection by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses incurred or payments made by the general partner on behalf of the Partnership. No amounts were incurred by the general partner or reimbursed under the partnership agreement from the IPO date to March 31, 2020.

Transactions with Murray Energy and Affiliates (including Javelin Global Commodities)

Murray Energy Management Services Agreement

In April 2015, a management services agreement (“MSA”) was executed between FEGP and Murray American Coal, Inc. (the ”Manager”), a wholly-owned subsidiary of Murray Energy, pursuant to which the Manager provided certain management and administration services to FELP for a quarterly fee of $3.5 million ($14.0 million on an annual basis), subject to contractual adjustments. To the extent that FELP or FEGP directly incurs costs for any services covered under the MSA, then the Manager’s quarterly fee is reduced accordingly. Also, to the extent that the Manager utilizes outside service providers to perform any of the services under the MSA, then the Manager is responsible for those outside service provider costs. The initial term of the MSA extends through December 31, 2022 and is subject to termination provisions. In March 2017, FEGP entered into an amended and restated MSA pursuant to which the quarterly fee for the Manager to provide certain management and administration services to FELP was increased to $5.0 million ($20.0 million on an annual basis) and is subject to future contractual escalations and adjustments (currently $5.2 million per quarter as of March 31, 2020).

Murray Energy Transport Lease and Overriding Royalty Agreements

In April 2015, American Century Transport LLC (“American Transport”), a subsidiary of the Partnership, entered into a purchase and sale agreement (the “PSA”) with American Energy Corporation (“American Energy”), a subsidiary of Murray Energy, pursuant to which American Energy sold to American Transport certain mining and transportation assets for $63.0 million. Concurrent with the PSA, American Transport entered into a lease agreement (the “Transport Lease”) with American Energy pursuant to which (i) American Transport leased to American Energy a tract of real property, two coal preparation plants and related coal handling facilities at American Energy’s Century Mine situated in Belmont and Monroe Counties, Ohio and (ii) American Transport receives from American Energy a fee ranging from $1.15 to $1.75 for every ton of coal mined, processed and/or transported using such assets, subject to a quarterly recoupable minimum fee of $1.7 million for an initial term of fifteen years. The Transport Lease is being accounted for as a direct financing lease.  The total remaining minimum payments under the Transport Lease was $71.0 million at March 31, 2020, with unearned income equal to $21.3 million. The unearned income is reflected as other revenue over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned. As of March 31, 2020, the outstanding Transport Lease financing receivable was $48.8 million, of which the entire amount was reserved owing to the uncertainty arising from the Murray Energy bankruptcy.

Also, in April 2015, American Century Minerals LLC (“American Century Minerals”), a newly created subsidiary of the Partnership, entered into an overriding royalty agreement (“ORRA”) with Murray Energy subsidiaries’ American Energy and Consolidated Land Company (collectively, “AEC”), pursuant to which AEC granted to American Century Minerals an overriding royalty interest ranging from $0.30 to $0.50 for each ton of coal mined, removed and sold from certain coal reserves situated near the Century Mine in Belmont and Monroe Counties, Ohio for $12.0 million. The ORRA is subject to a minimum recoupable quarterly fee of $0.5 million and has an initial term of eighteen years. This overriding royalty was accounted for as a financing arrangement.  The total remaining minimum payments under the ORRA was $26.2 million at March 31, 2020, with unearned income equal to $15.1 million. The payments the Partnership receives with respect to the ORRA are reflected partially as a return of the initial investment (reduction in the affiliate financing receivable) and partially as other revenue over the life of the agreement using the effective interest method. Any amounts in excess of the contractual minimums are recorded as other revenue when earned.  As of March 31, 2020, the outstanding ORRA financing receivable was $11.0 million, of which the entire amount was reserved owing to the uncertainty arising from the Murray Energy bankruptcy.

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

Murray Energy Transportation Arrangements

We had an arrangement with Murray Energy whereby we utilized capacity on a Murray Energy transloading contract with a third-party, thereby allowing Murray Energy to reduce its exposure to certain contractual liquidated damage charges. No capacity was utilized under this arrangement during the three months ended March 31, 2020.  To compensate the Partnership for the reduced contractual liquidated damages, Murray Energy reimbursed the Partnership $1.9 million for the three months ended March 31, 2019. The amounts are included in transportation on the consolidated statements of operations.

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

Transactions with Foresight Reserves and Affiliates

Mineral Reserve Leases

Our mines have a series of mineral reserve leases with Colt, LLC and Ruger, LLC (“Ruger”), affiliates of Foresight Reserves. Each of these leases have initial terms of 10 years with six renewal periods at the election of the lessees, and generally require the lessees to pay the greater of a per ton amount or a percentage of the gross sales price, as defined in the respective agreements, of such coal.

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

Reserves Investor Group

The Reserves Investor Group includes the estate of Christopher Cline, the Cline Resource and Development Company (“CRDC”), the four trusts established for the benefit of Mr. Cline’s children (the “Cline Trust”), and certain other limited liability companies owned or controlled by individuals with limited partner interests in Foresight Reserves through indirect ownership. Concurrent with and subsequent to certain refinancing transactions in March 2017, CRDC and the Cline Trust acquired investments in our Term Loan due 2022 and our Second Lien Notes due 2023 on consistent terms as the unaffiliated owners of these notes. During the three months ended March 31, 2020, CRDC and the Cline Trust divested their holding of our Term Loan due 2022 and our Second Lien Notes due 2023.

The Cline Trust is also a holder of 17,556 of FELP’s outstanding warrants as of March 31, 2020.

The following table summarizes certain affiliate amounts included in our condensed consolidated balance sheets:

Affiliated Company	Balance Sheet Location	March 31, 2020	December 31, 2019
		(In Thousands)
Murray Energy	Due from affiliates - current	$10,189	$8,658
Javelin	Due from affiliates - current	8,155	14,473
less: Reserve on amounts due from Murray Energy (1)	Due from affiliates - current	(1,382)	—
Total - Due from affiliates - current		$16,962	$23,131

Murray Energy (2)	Financing receivables - affiliate - current	$—	$297

Murray Energy	Financing receivables - affiliate - noncurrent	$59,815	$60,408
less: Reserve on amounts due from Murray Energy (1)	Financing receivables - affiliate - noncurrent	(59,815)	(60,408)
Total - Financing receivables - affiliate - noncurrent		$—	$—

Murray Energy	Due to affiliates - current	$520	$6,505
Javelin	Due to affiliates - current	385	6,364
Foresight Reserves and affiliated entities	Due to affiliates - current	$1,420	2,967
Total - Due to affiliates - current		$2,325	$15,836

Murray Energy	Liabilities subject to compromise	$5,877	$—
Javelin	Liabilities subject to compromise	6,417	—
Total - Liabilities subject to compromise		$12,294	$—

(1)

The reserve on amounts due from affiliates, representing amounts invoiced but not yet collected on the Transport Lease and ORRA, and the reserve on financing receivables related to the Transport Lease and ORRA, result from the uncertainty arising from the Murray Chapter 11 Cases (defined below).

(2)	Net financing receivables – affiliate of $0.3 million at December 31, 2019, represent amounts invoiced and collected on the Transport Lease and ORRA in 2020.

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

A summary of (income) expenses incurred with affiliated entities is as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In Thousands)
Transactions with Murray Energy
Coal sales (1)	$(27,128)	$(15,124)
Purchased coal (6)	$—	$2,375
Transport Lease revenues (2)	$(406)	$(1,215)
ORRA revenues (2)	$(141)	$(520)
Goods and services purchased (5)	$1,212	$1,772
Goods and services provided (8)	$(12)	$(25)
Management services (7)	$4,290	$4,285
Transactions with Javelin
Coal sales (1)	$(17,704)	$(126,388)
Transportation services on certain export sales (4)	$235	$2,311
Sales and marketing expenses (7)	$223	$2,068
Transactions with Foresight Reserves and Affiliated Entities
Royalty expense (3)	$5,474	$6,507
Land leases (3), (4)	$32	$82

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

The following table illustrates the Partnership’s calculation of net income (loss) per common and subordinated unit for the three month periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
	2020			2019
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(In Thousands, Except Per Unit Data)			(In Thousands, Except Per Unit Data)
Numerator:
Net income (loss) available to limited partner units	$19,811	$15,887	$35,698	$(7,168)	$(9,653)	$(16,821)

Denominator:
Weighted-average units to calculate basic EPU	80,997	64,955	145,952	80,915	64,955	145,870
Plus: effect of dilutive securities (1)	—	—	—	—	—	—
Weighted-average units to calculate diluted EPU	80,997	64,955	145,952	80,915	64,955	145,870

Basic net income (loss) per unit	$0.24	$0.24	$0.24	$(0.09)	$(0.15)	$(0.12)
Diluted net income (loss) per unit	$0.24	$0.24	$0.24	$(0.09)	$(0.15)	$(0.12)

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended March 31, 2020, there were no unvested units outstanding owing to the cancellation of the Long Term Incentive Plan. For the three months ended March 31, 2019, approximately 0.4 million unvested units were anti-dilutive, and therefore excluded from the diluted EPU calculation. Diluted EPU also is not impacted during any period by the Warrants (defined in Note 11) outstanding.

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

As a result of a series of refinancing transactions in March 2017, the establishment of a fixed exchange rate for the conversion of the Warrants to a number of common units resulted in the warrant liability being reclassified to partners’ capital. Therefore, the Warrants are no longer remeasured to fair value. As of March 31, 2020, there are 50,480 Warrants outstanding and exercisable into 14.3 common units of FELP at an exercise price of $0.7983 per common unit.

Long-Term Debt

The fair value of long-term debt as of March 31, 2020 and December 31, 2019 was $178.9 million and $398.4million, respectively. The fair value of long-term debt was calculated based on (i) quoted prices in markets that are not active and (ii) the amount of future cash flows associated with each debt instrument discounted at the Partnership’s current estimated credit-adjusted borrowing rate for similar debt instruments with comparable terms.  These are considered Level 2 and Level 3 fair value measurements, respectively.

12. Contingencies

Litigation Matters

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business.

We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  As of March 31, 2020, we have $1.3 million accrued, in aggregate and included within liabilities subject to compromise, for various litigation matters.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (COVID-19) a global pandemic. As a result, social and economic uncertainties have arisen which potentially could negatively impact our operations. Other financial impacts could occur, though any such potential impact is unknown at this time.

Performance Bonds

We had outstanding surety bonds with third parties of $98.2 million as of March 31, 2020 to secure reclamation and other performance commitments.

13. Leases

Lease Overview

The Partnership leases certain mineral reserves. The mineral reserve leases can generally be renewed as long as the mineral reserves are being developed and mined until all economically recoverable reserves are depleted or until mining operations cease. The lease agreements typically require a production royalty at the greater amount of a base amount per ton or a percent of the gross selling price of the coal. Generally, the leases contain provisions that require the payment of minimum royalties regardless of the volume of coal produced or the level of mining activity. Certain of these minimum royalties are recoupable against production royalties over a contractually defined period of time (typically five to ten years). Some of these agreements also require overriding royalty and/or wheelage payments. Mineral reserve leases are exempt from the balance sheet recognition requirements of the ASC 842 Leases.

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

Leases	Balance Sheet Location	March 31, 2020	December 31, 2019
		(In Thousands)
Assets
Operating lease right-of-use assets	Other assets	$3,826	4,576
Operating lease right-of-use assets - affiliate	Other assets	1,843	1,867
Total lease right-of-use assets		$5,669	$6,443

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$1,873	$2,201
Operating lease liabilities - affiliate	Accrued expenses and other current liabilities	175	175
Non-current:
Operating lease liabilities	Other long-term liabilities	1,953	2,375
Operating lease liabilities - affiliate	Other long-term liabilities	1,668	1,692
Total lease liabilities		$5,669	$6,443

Lease Cost	Statement of Operations Location	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
		(In Thousands)
Operating lease cost (2)	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation; Selling, general and administrative	$541	$1,144
Operating lease cost - affiliate	Cost of coal produced (excluding depreciation, depletion and amortization); Transportation	32	82
Variable operating lease cost (1)	Cost of coal produced (excluding depreciation, depletion and amortization)	—	2,600
Finance lease cost (3):
Amortization of right-of-use assets	Depreciation, depletion and amortization	—	3,602
Interest on lease liabilities	Interest expense, net	—	176
Total lease cost		$573	$7,604

(1)

Variable operating lease cost consists primarily of contingent rental payments related to the rail loadout facility at Williamson Energy.  We pay contingent rental fees, net of a fixed per ton amount received for maintaining the facility, on each ton of coal passed through the rail loadout facility. Amounts for the three months ended March 31, 2020 are reflective of the provisions contained within the NRP Restructuring Support Agreement (see Note 1).

(2)	Includes any short-term lease cost and sublease income, which are not material.
(3)	In November 2019 all amounts associated with finance lease obligations were repaid and ownership of the related equipment was transferred to the Partnership.

Lease Terms and Discount Rates	March 31, 2020

Weighted-average remaining lease term (years)
Operating leases	6.8
Operating leases - affiliate	18.6
Weighted-average discount rate
Operating leases	7.00%
Operating leases - affiliate	7.00%

Other Information	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$810	$1,058
Operating cash flows from operating leases - affiliate	56	56
Operating cash flows from finance leases (1)	—	184
Financing cash flows from finance leases (1)	—	2,974
Lease assets obtained in exchange for new operating lease liabilities	—	1,370

(1)	In November 2019 all amounts associated with finance lease obligations were repaid and ownership of the related equipment was transferred to the Partnership.

The following presents future minimum lease payments, by year, with initial terms greater than one year, as of March 31, 2020:

	Operating Leases	Operating Leases – Affiliate	Total
	(In Thousands)
2020 (remaining)	$1,561	$94	$1,655
2021	1,240	150	1,390
2022	231	150	381
2023	231	150	381
2024	163	150	313
Thereafter	1,576	2,099	3,675
Total lease payments	5,002	2,793	7,795
Less: interest	(1,176)	(950)	(2,126)
Total lease liabilities	$3,826	$1,843	$5,669

Sale-Leaseback Financing Arrangements

Macoupin Energy Sale-Leaseback Financing Arrangement

In January 2009, Macoupin entered into a sales agreement with WPP, LLC (“WPP”) and HOD, LLC (“HOD”) (subsidiaries of NRP) to sell certain mineral reserves and rail facility assets (the “Macoupin Sales Arrangement”). Macoupin received $143.5 million in cash in exchange for certain mineral reserve and transportation assets. Simultaneous with the closing, Macoupin entered into a lease with WPP for mining the mineral reserves (the “Mineral Reserves Lease”) and with HOD for the use of the rail loadout and rail loop (the “Macoupin Rail Loadout Lease” and the “Rail Loop Lease,” respectively). The Mineral Reserves Lease is a 20-year noncancelable lease that contains renewal elections for six additional five-year terms. The Macoupin Rail Loadout Lease and the Rail Loop Lease are 99 year noncancelable leases. Under the Mineral Reserves Lease, Macoupin makes monthly payments equal to the greater of $5.40 per ton or 8.00% of the sales price, plus $0.60 per ton for each ton of coal sold from the leased mineral reserves, subject to a minimum royalty of $4.0 million per quarter through December 31, 2028. After the initial 20-year term, the annual minimum royalty is $10,000 per year. The minimum royalty is recoupable on future tons mined. If during any quarter the tonnage royalty under the Mineral Reserves Lease and tonnage fees paid under the Macoupin Rail Loadout and Rail Loop Leases discussed below exceed $4.0 million, Macoupin may generally recoup any unrecouped quarterly payments made during the preceding 20 quarters on a first paid, first recouped basis. The Macoupin Rail Loadout Lease and Rail Loop Lease require an aggregate payment of $3.00 ($1.50 for the rail loop facility and $1.50 for the rail load-out facility) for each ton of coal loaded through the facility for the first 30 years, up to 3.4 million tons per year. After the initial 30-year term, Macoupin would pay an annual rental payment of $20,000 per year for usage of the rail loadout and rail loop. The Macoupin Sales Arrangement, Mineral Reserves Lease, Macoupin Rail Loadout Lease and Rail Loop Lease are collectively accounted for as a financing arrangement (the “Macoupin Sale-Leaseback”). This financing arrangement is recourse to Macoupin and not recourse to Foresight Energy LP or any of its other subsidiaries.

As a result of the NRP Restructuring Support Agreement (see Note 1), the terms and future expected cash flows of the Macoupin Sale-Lease were modified such that a gain of $93.4 million was recognized and included in reorganization items, net, on the condensed consolidated statements of operations during the three months ended March 31, 2020.  At March 31, 2020 and December 31, 2019, the carrying value of the Macoupin Sale-Leaseback was $8.0 million and $104.8 million, respectively. The effective interest rate on the financing obligation was 0.0% and 8.1% as of March 31, 2020 and December 31, 2019, respectively. Interest expense was $0.3 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020 and December 31, 2019, interest of $0.0 million and $0.2 million, respectively, was accrued in the condensed consolidated balance sheets for the Macoupin Sale-Leaseback.

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

As a result of the NRP Restructuring Support Agreement (see Note 1), the terms and future expected cash flows of the Sugar Camp Sale-Lease were modified such that a gain of $4.5 million was recognized and included in reorganization items, net, on the condensed consolidated statements of operations during the three months ended March 31, 2020.  At March 31, 2020 and December 31, 2019, the carrying value of the Sugar Camp Sale-Leaseback was $51.1 million and $55.3 million, respectively. The effective interest rate on the financing, which is derived from the timing and tons of coal to be mined as set forth in the current mine plan and the related cash payments, was 1.5% and 3.5% at March 31, 2020 and December 31, 2019, respectively. Interest expense was $0.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020 and December 31, 2019, interest of $0.0 million and $0.1 million, respectively, was accrued in the consolidated balance sheets for the Sugar Camp Sale-Leaseback.

Sale-Leaseback Maturity Tables

The following summarizes the maturities of expected principal payments, based on current mine plans and the NRP Restructuring Support Agreement, on the Partnership’s sale-leaseback financing arrangements at March 31, 2020:

Sale-Leaseback Financing Arrangements
(In Thousands)
2020 (remaining)	$2,000
2021	2,000
2022	5,408
2023	6,829
2024	4,901
Thereafter	37,970
Total	$59,108

The aggregate amounts of remaining minimum lease payments on the Partnership’s sale-leaseback financing arrangements are $59.3 million. Minimum payments from March 31, 2020 through 2024, reflective of the NRP Restructuring Support Agreement, are as follows:

	2020 (remaining)	2021	2022	2023	2024
Minimum lease payments	$2,000	$2,000	$7,000	$7,000	$5,000

Murray Energy Transport Lease and Overriding Royalty Agreements

Refer to Note 9 for information and disclosures related to the Transport Lease and the ORRA.

14. Reorganization Items, Net

The Partnership’s reorganization items for the three months ended March 31, 2020 consisted of the following:

Three Months Ended March 31, 2020
(In Thousands)
Professional fees	$12,750
Accounts payable settlement gains	(22)
Gains on modification of sale-leaseback financing arrangements	(97,856)
Reorganization items, net	$(85,128)

Cash payments for reorganization items totaled $10.2 million during the three months ended March 31, 2020.  Professional fees include approximately $6.9 million of amounts directly attributable to Foresight Chapter 11 Cases but incurred prior to the Petition Date.

15. Liabilities Subject to Compromise

Liabilities subject to compromise include unsecured or under-secured liabilities incurred prior to the Petition Date.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Foresight Chapter 11 Cases and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events.  Additionally, liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the automatic stay or an approved motion of the Bankruptcy Court, as discussed in Note 1.

Liabilities subject to compromise consisted of the following:

March 31, 2020
(In Thousands)
Debt obligations	$1,318,059
Accrued interest	66,138
Accounts payable	93,097
Accrued expenses and other liabilities	19,749
Due to affiliates	12,294
Liabilities subject to compromise	$1,509,337

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with the financial statements and the notes thereto included elsewhere in this report. This discussion may contain statements about our business, operations and industry that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations as of the filing date of this report. Our future results and financial condition may differ materially from those we currently anticipate as a result of various factors. Among those factors that could cause actual results to differ materially are the following:

•	The Foresight Chapter 11 Cases and associated effects;
•	The market price for coal;
•	The supply of, and demand for, domestic and foreign coal;
•	The supply of, and demand for, electricity;
•	Competition from other coal suppliers;
•	The cost of using, and the availability of, other fuels, including the effects of technological developments;
•	Advances in power technologies;
•	The efficiency of our mines;
•	The amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;
•	The pricing terms contained in our long-term contracts;
•	Cancellation or renegotiation of contracts;
•	Legislative, regulatory and judicial developments, including those related to the release of greenhouse gases;
•	The strength of the U.S. dollar;

•	Air emission, wastewater discharge and other environmental standards for coal-fired power plants or coal mines;
•	Changes to free trade agreements, including the imposition of additional customs duties or tariffs;
•	Delays in the receipt of, failure to receive, or revocation of, necessary government permits;
•	Inclement or hazardous weather conditions and natural disasters;
•	Availability and cost or interruption of fuel, equipment and other supplies;
•	Transportation costs;
•	Availability of transportation infrastructure, including flooding and railroad derailments;
•	Technological developments, including those related to alternative energy sources;
•	Cost and availability of our coal miners;
•	Availability of skilled employees;
•	Work stoppages or other labor difficulties;
•	Force majeure events and the economic impact related to COVID-19.

The above factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 6, 2020.

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

We control nearly 2.1 billion tons of coal reserves (including 73 million tons of coal reserves associated with our recently idled Macoupin complex), almost all of which exist in three large, contiguous blocks of coal: two in central Illinois and one in southern Illinois. Since our inception, we have invested significantly in capital expenditures to develop what we believe are industry-leading, geologically similar, low-cost and highly productive mines and related infrastructure. We currently operate under one reportable segment with three operating underground mining complexes in the Illinois Basin: Williamson, Sugar Camp, and Hillsboro which are longwall operations.  Macoupin, which was a continuous miner operation, was idled in March 2020 owing to the significant challenges in the thermal coal markets.  The Williamson and Hillsboro complexes operating one longwall system each; the Sugar Camp complex operates with two longwall mining systems.

Mining operations at Hillsboro were idle since March 2015 due to a combustion event. In October 2018, we reached a settlement of various litigation matters arising from the combustion event.  In January 2019, we resumed production and development activities at Hillsboro with one continuous miner unit.  In March 2020, longwall production resumed at Hillsboro.

Our coal is sold to a diverse customer base, including electric utility and industrial companies in the eastern half of the United States and internationally. We sell a significant portion of our coal to customers at delivery points other than our mines, including, but not limited to, our river terminal on the Ohio River.

The thermal coal markets that we traditionally serve have been meaningfully challenged over the past three to four years, and deteriorated significantly in the last year. This sector-wide decline has been driven largely by (a) the closure of approximately 93,000 megawatts of coal-fired electric generating capacity in the United States, (b) a record production of inexpensive natural gas, and (c) the growth of wind and solar energy, with gas and renewables, displacing coal used by U.S. power plants.

During its peak in 2007, coal was the power source for half of electricity generation in the United States and by the end of 2019, coal-fired electricity generation fell to approximately 23 percent. These challenges have intensified recently as (i) certain electric utility companies have filed for bankruptcy protection and others have sought, and received, subsidies for their nuclear generation capacity to avoid bankruptcy, at the expense of coal-fired facilities, (ii) domestic natural gas prices hit 20-year lows this past summer, (iii) overall demand for electricity in the United States declined two percent in 2019, and (iv) the recent coronavirus (COVID-19) pandemic has led to declines in commercial and industrial electricity demand. At the same time, demand for U.S. coal from international utilities has been subject to its own set of negative forces, and the European benchmark price for thermal coal has continued its decline since late 2018.

Filing Under Chapter 11 of the Bankruptcy Code

On the Petition Date, we commenced the Foresight Chapter 11 Cases in the Bankruptcy Court.  Further information regarding our bankruptcy filing under Chapter 11 of the Bankruptcy Code, as well as information on our liquidity, capital resources, debt obligations and going concern matters, are disclosed in Part I. “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.

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

We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation, depletion, amortization and accretion. Adjusted EBITDA is also adjusted for equity-based compensation, contract amortization, reorganization items and material nonrecurring or other items which may not reflect the trend of future results. Adjusted EBITDA also includes any insurance recoveries received, regardless of whether they relate to the recovery of mitigation costs, the receipt of business interruption proceeds, or the recovery of losses on machinery and equipment.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Coal Sales. The following table summarizes coal sales information during the three months ended March 31, 2020 and 2019 (in thousands, except per ton data).

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Variance
Coal sales	$99,142	$267,337	$(168,195)	-62.9%
Tons sold	3,232	5,696	(2,464)	-43.3%
Coal sales realization per ton sold(1)	$30.68	$46.93	$(16.25)	-34.6%
Netback to mine realization per ton sold(2)	$30.33	$36.61	$(6.28)	-17.2%

(1) - Coal sales realization per ton sold is defined as coal sales divided by tons sold.
(2) - Netback to mine realization per ton sold is defined as coal sales less transportation expense divided by tons sold.

The decrease in coal sales revenue from the prior year period was due to lower coal sales volumes combined with lower coal sales realization per ton sold.  Coal sales volumes for the three months ended March 31, 2020 were lower as compared to the prior year period due to lower domestic and export market demand.  Lower overall coal sales realizations were primarily due to decreased pricing on export volumes, which were a function of market considerations as well as modified sales terms of our export contracts, whereby our mines are the delivery point of our export volumes in exchange for our customers bearing the responsibility and cost of transporting the coal to export facilities on the Gulf of Mexico.

Cost of Coal Produced (Excluding Depreciation, Depletion and Amortization). The following table summarizes cost of coal produced (excluding depreciation, depletion and amortization) information for the three months ended March 31, 2020 and 2019 (in thousands, except per ton data).

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Variance
Cost of coal produced (excluding depreciation, depletion and amortization)	$79,985	$133,981	$(53,996)	-40.3%
Produced tons sold	3,232	5,646	(2,414)	-42.8%
Cash cost per ton sold(1)	$24.75	$23.73	$1.02	4.3%

Tons produced	3,819	6,065	(2,246)	-37.0%

(1) - Cash cost per ton sold is defined as cost of coal produced (excluding depreciation, depletion and amortization) divided by produced tons sold.

The decrease in cost of coal produced (excluding depreciation, depletion and amortization) from the prior year period was due to an overall decrease in produced tons sold, offset by a slight increase in the cash cost per ton sold.  The increase in cash cost per ton sold was primarily due to reduced production in response to challenging market conditions.

Cost of Coal Purchased.  From time to time, we purchase coal from Murray Energy and its affiliates to, among other things, meet customer contractual obligations.  There were no purchases during the three months ended March 31, 2020. Purchases totaled $2.4 million during the three months ended March 31, 2019.

Transportation. Our cost of transportation for the three months ended March 31, 2020 decreased approximately $57.7 million from the three months ended March 31, 2019. This decrease was due to a decrease in produced tons sold, a larger percentage of our sales going to the export market during the prior year period, as well as modified sales terms of our export contracts, whereby our mines are the delivery point of our export volumes in exchange for our customers bearing the responsibility and cost of transporting the coal to export facilities on the Gulf of Mexico.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to a lower depreciable and depletable asset base resulting from the aggregate impairment charge at our Macoupin complex in 2019.

Contract Amortization. During the three months ended March 31, 2020 and 2019, we recorded amortization benefit of $1.5 million and $1.7 million, respectively, on the favorable/unfavorable sales and royalty contract assets and liabilities.

Selling, General and Administrative.  The decrease in selling, general and administrative expense for the three months ended March 31, 2020 as compared to the prior year period was primarily due to decreased sales and marketing expenses resulting from lower export sales volumes.

Interest Expense, Net.  Interest expense, net for the three months ended March 31, 2020 decreased as compared to the three months ended March 31, 2019 primarily as a result of the Foresight Chapter 11 Cases, in which interest on pre-petition debt obligations subsequent to the Petition Date is not required to be incurred or paid.

Interest Expense, Net – Sale-Leaseback Financing Arrangements. Revisions to the mine plans and modifications under the NRP Restructuring Support Agreement resulted in a decrease of $5.4 million in interest expense on sale-leaseback financing arrangements during the three months ended March 31, 2020 as compared to the prior year period. We account for such changes by adjusting, in the period of the change, the life-to-date interest previously recorded on the sale-leaseback to reflect the new effective interest rate as if it was applied from the inception of the transaction (i.e., retroactively applied).

Reorganization Items, Net.  Reorganization items includes $12.8 million of legal and financial advisor professional fees related to the Foresight Chapter 11 Cases discussed in “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.  We expect professional fees to continue to be substantial until such time that these issues are remediated.  Also included in reorganization items are gains totaling $97.9 million on the sale-leaseback financing arrangements resulting from modifications under the NRP Restructuring Support Agreement.

Adjusted EBITDA. Adjusted EBITDA decreased $53.5 million from the prior year period due to overall decreased sales volumes and lower coal sales realization per ton in the current year period. The table below reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net income (loss)	$35,698	$(16,821)
Interest expense, net	25,204	30,817
Interest expense, net - sale-leaseback financing arrangements	539	5,893
Depreciation, depletion and amortization	36,511	46,548
Accretion on asset retirement obligations	684	551
Contract amortization	(1,456)	(1,686)
Equity-based compensation	—	233
Reorganization items, net	(85,128)	—
Adjusted EBITDA	$12,052	$65,535

For a discussion on Adjusted EBITDA, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

Liquidity and Capital Resources

Our liquidity has been significantly impacted by the Foresight Chapter 11 Cases.  For additional information, refer to Part I. “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.

Our primary cash requirements include, but are not limited to, working capital needs, capital expenditures to maintain operations, and debt service costs (interest and principal). Our primary sources of operating liquidity consist of cash generated from operations, cash on hand, and the $175 million DIP Facility. As of March 31, 2020, we had $61.3 million of cash on hand, which includes $55 million of borrowings on the DIP Facility at the DIP Closing Date.  In April 2020, the additional $45 million of new money was funded by the DIP Facility.

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

As of March 31, 2020, the Partnership had amounts receivable from Murray Energy and its subsidiaries (excluding Javelin) of $8.8 million included in due from affiliates on the consolidated balance sheet. This amount is net of a reserve of $1.4 million related to amounts invoiced but not collected under the Transport Lease and ORRA. Additionally, the financing receivables associated with the Transport Lease and ORRA, totaling $59.8 million, are fully reserved at March 31, 2020.  The Partnership also had amounts payable to Murray Energy and its subsidiaries (excluding Javelin) of $6.4 million at March 31, 2020.

In its filings with the Murray Bankruptcy Court, the Murray Debtors have indicated that they intend to continue performing their obligations under the various agreements with FELP and certain of its direct and indirect subsidiaries during the pendency of the Murray Chapter 11 Cases. On October 31, 2019, the Bankruptcy Court approved an order permitting the Murray Debtors to continue performing their intercompany transactions with FELP. In addition, the board of directors of FELP GP LLC has appointed a conflicts committee composed of independent directors tasked with closely monitoring the Murray Chapter 11 Cases and protecting FELP’s interests with respect to the Murray Debtors.  Although FELP and the Murray Debtors currently intend to continue performing their respective obligations under the agreements among FELP and the Murray Debtors, there can be no assurance that FELP or the Murray Debtors will not, in the future, reject, repudiate, renegotiate or terminate any or all of such agreements. As a result, our ability to receive payments on our arrangements with the Murray Debtors may be impaired pending the outcome of the Murray Chapter 11 Cases, if the operation of any Murray Energy mines were to cease, or if Murray Energy’s creditworthiness was to deteriorate further.    The Partnership would bear the risk for any Murray Energy payment default. The failure to collect payment under these receivables and financing arrangements may materially adversely affect our results of operations, business and financial condition, as well as our ability to meet our debt obligations and pay distributions to our unitholders.  Considering these factors, the Partnership has recorded full reserves on all receivable amounts associated with the Transport Lease and ORRA long-term financing arrangements with subsidiaries of Murray Energy.

Changes in Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In Thousands)
Net cash (used in) provided by operating activities	$(12,192)	$49,167
Net cash used in investing activities	$(9,627)	$(34,273)
Net cash provided by (used in) financing activities	$49,214	$(11,677)

For the three months ended March 31, 2020, net cash used in operating activities was $12.2 million compared to net cash provided by operating activities of $49.2 million for the three months ended March 31, 2019. The decrease in cash provided by operating activities for the current period is primarily the result of decreased coal sales revenues, the payment of professional fees associated with the Foresight Chapter 11 Cases, and various working capital variances.  Significant working capital variances as compared to the prior period included:

•	a $4.6 million favorable due from/to affiliates, net variance which is a function of the timing of coal shipments with Murray Energy and its affiliates;
•	a $16.8 million unfavorable variance in accounts payable and accrued expenses which is a function of the timing of vendor payments; and
•	a $13.6 million favorable variance in accrued interest which is a function of the timing of interest payments on our long-term debt obligations.

For the three months ended March 31, 2020, net cash used in investing activities was $9.6 million compared to $34.3 million net cash used in investing activities for the three months ended March 31, 2019.  Cash used in investing activities in the current year period was primarily for maintenance capital expenditures.  Cash used in investing activities in the prior year period was higher as it included land purchases totaling $6.1 million, the completion of a new portal at our Sugar Camp complex, and development of our Hillsboro complex.

For the three months ended March 31, 2020, net cash provided by financing activities was $49.2 million compared to $11.7 million used in financing activities for the three months ended March 31, 2019. Cash provided by financing activities in the current year period resulted from $55.0 million in borrowings on the DIP Facility, offset by the payment of $1.7 million in fees and costs associated with the DIP Facility, and $4.1 million in payments on sale-leaseback and short-term financing arrangements.  In the prior year period, cash used in financing activities primarily related to $8.0 million in net borrowings on the Revolving Credit Facility, offset by $10.7 million in payments on long-term debt and finance lease obligations, $4.9 million in distributions paid to common unitholders, and $4.1 million in payments on sale-leaseback and short-term financing arrangements.

Long-Term Debt and Sale-Leaseback Financing Arrangements

Debtor-in-Possession Credit and Guarantee Agreement (the “DIP Facility”)

The Foresight Chapter 11 Cases are funded in part by the DIP Facility. The DIP Facility consists of a $100 million new money, multi-draw term loan facility and a $75 million term loan facility which shall roll-up certain first-priority pre-petition claims of the DIP Facility lenders.  The DIP Facility bears interest at LIBOR (subject to a floor of 1.00%) plus 11.00% per annum and is subject to customary fees, covenants, and milestones.  For additional information on the DIP Facility, refer to Part I. “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.

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

The credit agreement governing our Credit Facilities requires us to prepay outstanding borrowings, subject to certain exceptions. We may also voluntarily repay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing transaction in respect of the Term Loan due 2022, in each case subject to customary “breakage” costs with respect to Eurodollar Rate loans. All obligations under the Credit Facilities are guaranteed by FELP on a limited recourse basis (where recourse is limited to its pledge of stock of FELP) and are or will be unconditionally guaranteed, jointly and severally, on a senior secured first-priority basis by each of the Partnership’s existing and future direct and indirect, wholly-owned domestic restricted subsidiaries (which do not currently include Hillsboro Energy LLC), subject to certain exceptions.

The credit agreement governing our Credit Facilities requires that we comply on a quarterly basis with a maximum net first lien secured leverage ratio, currently 3.50:1.00 and stepping down by 0.25x in the first quarter 2021, which financial covenant is solely for the benefit of the lenders under the Revolving Credit Facility. The Credit Facilities also contain certain customary affirmative covenants and events of default, including relating to a change of control.  We were not in compliance with the maximum net first lien secured leverage ratio as of March 31, 2020.

As of March 31, 2020, $743.3 million in principal was outstanding under the Term Loan due 2022 and there was $157.0 million in borrowings outstanding under the Revolving Credit Facility.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Credit Facilities are classified as a liability subject to compromise on the Partnership’s consolidated balance sheet as of March 31, 2020, as any efforts to enforce payment obligations under the Credit Facilities are automatically stayed as a result of the Foresight Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Credit Facilities are subject to the applicable provisions of the Bankruptcy Code.

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

As of March 31, 2020, $425.0 million in principal was outstanding under the Second Lien Notes due 2023.

As a result of the Foresight Chapter 11 Cases, the principal and interest due under the Second Lien Notes due 2023 are classified as a liability subject to compromise on the Partnership’s consolidated balance sheet as of March 31, 2020, as any efforts to enforce payment obligations under the Second Lien Notes due 2023 are automatically stayed as a result of the Foresight Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Second Lien Notes due 2023 are subject to the applicable provisions of the Bankruptcy Code.

Further information regarding our Second Lien Notes due 2023 is disclosed in Part I. “Item 1. Financial Statements – Note 1. Organization, Nature of Business and Basis of Presentation” of this Quarterly Report on Form 10-Q.

Sale-Leaseback Financing Arrangements

Refer to “Item 1. Financial Statements – Note 13. Leases” of this Quarterly Report on Form 10-Q for information on the sale-leaseback financing arrangements.

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

From time to time, we use bank letters of credit to primarily secure our obligations for certain employee and environmental obligations. At March 31, 2020, we had $2.0 million of letters of credit outstanding, which were secured by our Revolving Credit Facility.

Regulatory authorities require us to provide financial assurance to secure, in whole or in part, our future reclamation projects. We had outstanding surety bonds with third parties of $98.2 million as of March 31, 2020 to secure reclamation and other performance commitments.

Related-Party Transactions

See “Item 1. Financial Statements – Note 9. Related-Party Transactions” of this Quarterly Report on Form 10-Q. See also Part III. “Item 13. Certain Relationships and Related Transactions” in the Annual Report on Form 10-K filed with the SEC on April 6, 2020.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See “Item 1. Financial Statements – Note 2. New Accounting Standards” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the SEC on April 6, 2020.  There have been no significant changes to our prior critical accounting policies and estimates subsequent to December 31, 2019, or new accounting pronouncements impacting our results.

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

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2020, outstanding borrowings on our DIP Facility have interest rates that fluctuate based on changes in market interest rates. A one percentage point increase in the interest rates related to our borrowings on the DIP Facility would result in an annualized increase in interest expense of approximately $0.6 million.

Item 4. Controls and Procedures.

We evaluated, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

See Part I. “Item 1. Financial Statements –Note 12, Contingencies,” to the condensed consolidated financial statements included in this report relating to certain legal proceedings, which information is incorporated by reference herein. See also Part I. “Item 3. Legal Proceedings” in our Annual Report on Form 10-K filed with the SEC on April 6, 2020.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed under Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 6, 2020, which risks could have a material adverse effect on our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, operations, financial condition or future results. There have been no material changes during the three months ended March 31, 2020 to the risk factors previous disclosed in our Annual Report on Form 10-K filed with the SEC on April 6, 2020.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2012.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data File (Form 10-Q for the quarter ended March 31, 2020) filed in XBRL. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”.

*	Filed herewith.

**	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2020.

Foresight Energy LP

By:	Foresight Energy GP LLC,
its general partner

/s/ Robert D. Moore
Robert D. Moore
Chairman of the Board, President and Chief Executive Officer

/s/ Jeremy J. Harrison
Jeremy J. Harrison
Principal Financial Officer and Chief Accounting Officer